Form 10-Q
period 2004-06-26
McCormick & Schmicks Seafood Restaurants Inc.
filed 2004-08-27
CIK 1288741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from to

McCormick & Schmick’s Seafood Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-50845	20-1193199
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

720 SW Washington Street, Suite 550 Portland, Oregon 97205
(Address of principal executive offices) (Zip Code)

(503) 226-3440
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on August 26, 2004 was 13,179,358.

Explanatory Note

McCormick & Schmick’s Seafood Restaurants, Inc., the registrant whose name appears on the cover of this report, is the survivor of a merger with McCormick & Schmick Holdings LLC that occurred on July 20, 2004, after the period covered by this report and prior to our initial public offering.  The financial statements for the period covered by this report are those of McCormick & Schmick Holdings LLC.  Because McCormick & Schmick Holdings LLC was a holding company, giving retroactive effect to the merger would not affect the financial statements contained in this report, except with respect to information regarding the membership units in McCormick & Schmick Holdings LLC.  See Note 2 to the financial statements “Corporate Reorganization and Initial Public Offering.”

McCormick & Schmick’s Seafood Restaurants, Inc.

Quarter Ended June 26, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

McCormick & Schmick Holdings LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 26, 2004	December 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,101	$2,453
Trade accounts receivable, net	7,049	3,689
Inventories	3,207	2,704
Prepaid expenses and other current assets	3,673	2,367
Deferred income taxes	96	96
Total current assets	15,126	11,309
Equipment and leasehold improvements, net	85,441	74,829
Other assets	54,306	54,470
Goodwill	21,209	21,209
Total assets	$176,082	$161,817

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Book overdraft	$3,147	$5,052
Accounts payable	14,462	11,216
Accrued expenses	14,510	12,698
Capital lease obligations, current portion	428	415
Derivative instrument-interest rate swap	363	805
Total current liabilities	32,910	30,186

Revolving credit facility	51,000	38,500
Mandatorily redeemable preferred stock (liquidation preference of $28,775 and $27,002)	25,203	23,137
Other long-term liabilities	4,887	4,635
Capital lease obligations, non-current portion	923	1,141
Deferred income taxes	4,045	4,312
Total liabilities	118,968	101,911
Members’ equity
Preferred units, 57,000 units issued and outstanding (liquidation preference of $82,569 and $77,385)	57,000	57,000
Warrant to acquire 4,956.52 Preferred units, entitled to liquidation preference of $7,171 and $6,772	4,951	4,951
Class A units, 1,000,000 units issued and outstanding	756	756
Warrant to acquire 103,896.1 Class A-2 units	103	103
Class B units, 171,428.57 units issued and outstanding	31	37
Class C units, 13.20 units issued and outstanding	14	14
Unearned compensation	(37)	(42)
Accumulated deficit	(5,510)	(2,425)
Accumulated other comprehensive loss, interest rate swap	(194)	(488)
Total members’ equity	57,114	59,906
Total liabilities and members’ equity	$176,082	$161,817

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick Holdings LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Thirteen week period ended		Twenty-six week period ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Revenues	$59,723	$48,642	$114,237	$93,691
Restaurant operating costs
Food and beverage	17,931	14,163	34,217	27,560
Labor	18,732	15,109	36,542	29,573
Operating costs	8,744	7,082	16,611	13,893
Occupancy	5,129	3,901	9,643	7,575
Total restaurant operating costs	50,536	40,255	97,013	78,601
General and administrative expenses	2,616	2,016	5,171	3,957
Restaurant pre-opening costs	1,052	104	1,989	111
Depreciation and amortization	2,836	2,331	5,462	4,672
Management fees and covenants not to compete	3,603	637	4,240	1,274
Total costs and expenses	60,643	45,343	113,875	88,615
Operating income (loss)	(920)	3,299	362	5,076
Interest expense	939	768	1,796	1,600
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,054	—	2,066	—
Income (loss) before income tax expense and accrued dividends and accretion on mandatorily redeemable preferred stock	(2,913)	2,531	(3,500)	3,476
Income tax expense (benefit)	(577)	1,757	(415)	2,411
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	916	—	1,832
Net loss	$(2,336)	$(142)	$(3,085)	$(767)

Proforma net loss per common share
Basic and diluted	$(0.30)	$(0.02)	$(0.40)	$(0.10)
Shares used in computing proforma net loss per share
Basic and diluted	7,782	7,782	7,782	7,782

Supplemental proforma net loss per common share	$(0.22)	$—	$(0.29)	$—
Shares used in computing supplemental proforma net loss per share	10,690	—	10,690	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Twenty-six week period ended
	June 26, 2004	June 28, 2003
Operating activities
Net loss	$(3,085)	$(767)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	5,462	4,672
Amortization of unearned compensation	5	2
Deferred income taxes	(415)	2,416
Accrued dividends and accretion on mandatorily redeemable preferred stock	2,066	1,832
Changes in operating assets and liabilities
Trade accounts receivable	(1,303)	(340)
Inventories	(503)	(113)
Prepaid expenses and other current assets	(1,306)	(461)
Accounts payable	3,246	(95)
Accrued expenses	1,812	220
Other long-term liabilities	252	266
Cash provided by operating activities	6,231	7,632
Investing activities
Acquisition of equipment and leasehold improvements	(15,790)	(6,167)
Charge in accounts receivable for tenant improvement allowances (1)	(2,057)	259
Other assets	(120)	1
Net cash used in investing activities	(17,967)	(5,907)
Financing activities
Book overdraft	(1,905)	205
Payments on long-term debt	—	(3,358)
Borrowings made on revolving credit facility	40,000	27,500
Payments made on revolving credit facility	(27,500)	(27,500)
Payments on capital lease agreements	(205)	(208)
Purchase of Class B units	(6)	—
Net cash provided by (used in) financing activities	10,384	(3,361)
Decrease in cash	(1,352)	(1,636)
Cash and cash equivalents, beginning of period	2,453	2,945
Cash and cash equivalents, end of period	$1,101	$1,309

(1) The balance sheets as of June 26, 2004 and as of December 27, 2003 include in trade account receivable amounts due from landlords for tenant improvement allowances totaling $2.8 million and $0.8 million respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick Holdings LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 26, 2004

(1)                                 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of McCormick & Schmick Holdings LLC and its wholly owned subsidiaries (the “Company”) for the thirteen week periods ended June 26, 2004 and June 28, 2003 and the twenty-six week periods ended June 26, 2004 and June 28, 2003 have been prepared by the management of the Company and include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods.  The financial statements have been prepared in accordance with generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Operating results for the thirteen week and twenty-six week periods ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Pro forma basic and diluted net loss per share have been computed by dividing net loss for each period by 7,782,349 shares of common stock issued upon the corporate reorganization, which shares include a total of 602,992 shares issuable upon exercise of certain warrants because warrants have a nominal exercise price.  Such shares were assumed to be outstanding for all periods presented.  There were no potential dilutive securities.  Supplemental pro forma net loss per share includes 2,649,632 shares issued in the offering representing the shares attributable to the amount of net proceeds that were used to redeem the mandatorily redeemable preferred stock and 257,827 shares issued in the offering representing the shares attributable to the amount of net proceeds that were used for payments made in connection with the termination of the management and covenant not to compete agreements.

Management believes that the disclosures included in the accompanying interim financial statements comply with the requirements of Secton 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and  are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 5 to the registration statement on Form S-1 filed by the Company under the Securities Act of 1933 dated July 20, 2004.

(2)                                 CORPORATE REORGANIZATION AND INITIAL PUBLIC OFFERING

On July 20, 2004, the Company merged into a newly created, wholly owned Delaware subsidiary, McCormick & Schmick’s Seafood Restaurants, Inc. (“MSSR”).  MSSR succeeded the Company as the registrant in connection with the initial public offering (“IPO”) of the Company on July 20, 2004.  Except with respect to information regarding the membership units in McCormick & Schmick Holdings LLC and the common stock issued upon the reorganization, there is no impact to the financial statements as a result of converting from a limited liability company to a corporation because the operations of the Company were previously conducted in McCormick and Schmick Acquisition Corp. and its subsidiaries, which are corporations.  Accordingly, the historical financial statements of the Company have included a provision for income taxes and related deferred income taxes.

Also, on June 2, 2004, the Company approved agreements to terminate effective on June 25, 2004 management agreements with Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS”) and Castle Harlan, Inc. (“Castle Harlan”) and covenant not to compete agreements with the Company’s co-founders, William P. McCormick and Douglas L. Schmick.  BRS and Castle Harlan are each affiliates of our controlling stockholders.

                                                In connection with the reorganization and IPO, the Company:

•Issued 7,179,357 shares of MSSR’s common stock in the merger to the holders of the Company’s units, not including 602,992 shares issuable upon exercise of warrants at a nominal price to The Bell Atlantic Master Trust.  See Note 8, “Members’ Equity.”

•Issued 6,000,000 new shares to new investors at $12.00 per share, raising approximately $65.2 million after underwriting discounts and transaction costs.

•Repaid $51.5 million of indebtedness on its then existing credit facility with the proceeds raised in the IPO and from $18.0 million in loans under a new $40.0 million credit facility.  See Note 3, “Debt.”

•Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of a Company subsidiary.  See Note 7, “Mandatorily Redeemable Preferred Stock.”

•Paid $2.8 million in connection with the termination of the management agreements and covenant not to compete agreements.  See Note 4, “Related-Party Transactions.”

The following condensed proforma balance sheet as of June 26, 2004 presents the impact of the reorganization and IPO on the Company’s balance sheet as if the transaction had happened on June 26, 2004:

	As Reported	IPO Related Transactions				Pro Forma
	June 26, 2004	(A)	(B)	(C)	(D)	June 26, 2004
	(Unaudited)		($ in thousands)			(Unaudited)

ASSETS
Cash and cash equivalents	$1,101	$62,500	$(33,100)	$—	$(28,775)	$1,726
Other assets	174,981	—	(882)	(2,800)	—	171,299
Total assets	$176,082	$62,500	$(33,982)	$(2,800)	$(28,775)	$173,025

LIABILITIES AND MEMBERS’ EQUITY
Revolving credit facility	$51,000	$—	$(33,100)	$—	$—	$17,900
Mandatory redeemable preferred stock	25,203	—	—	—	(25,203)	—
Other liabilities	42,765	—	—	(2,800)	—	39,965
Total liabilities	118,968	—	(33,100)	(2,800)	(25,203)	57,865
Members’ equity
Common stock	—	14	—	—	—	14
Additional paid in capital	—	125,341	—	—	—	125,341
Member units/warrants	62,818	(62,818)	—	—	—	—
Accumulated deficit	(5,510)	(37)	(882)	—	(3,572)	(10,001)
Accumulated other comprehensive loss	(194)	—	—	—	—	(194)
Total members’ equity	57,114	62,500	(882)	—	(3,572)	115,160
Total liabilities and members’ equity	$176,082	$62,500	$(33,982)	$(2,800)	$(28,775)	$173,025

IPO Transactions

(A) - IPO / Reorganization

(B) - Repayment of amended and restated revolving credit facility and write off of related unamortized deferred loan costs which were terminated June 25, 2004

(C) - Payment in connection with the termination of management and covenant not to compete agreements

(D) - Redemption of 13% senior exchangeable preferred stock

(3)                                 DEBT

On July 23, 2004, the Company repaid the outstanding balance on its amended and restated revolving credit facility in the amount of $51.5 million with net proceeds from the IPO and $18.0 million in loans pursuant to a new revolving credit facility agreement, which provides among other things for $40.0 million in revolving credit loans.  Loans under this agreement are collateralized by a first-priority security interest in all of the assets of MSSR and mature on July 22, 2009.  The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of .25% to .75% or the Eurodollar rates plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios.  According to the terms of the new revolving credit facility, MSSR is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitations.  The first compliance reporting will be completed for the quarter ending September 25, 2004.  In the third quarter of 2004, the Company expects to recognize $0.9 million expense net of tax related to the write-off of unamortized deferred loan costs related to its prior amended and restated revolving credit facility.

As of June 26, 2004, the outstanding balance on the Company’s amended and restated revolving credit facility was $51.0 million.  The Company entered into this revolving credit facility agreement with a syndicate of financial institutions on October 28, 2003, which provided for a $70.0 million revolving credit loan. Loans under this agreement were collateralized by a first-priority security interest in all of the assets of the Company. Loans pursuant to this revolving credit facility were scheduled to mature April 2007 and bore interest based on the financial institution’s prime rate plus a margin of 1.75% to 2.25% or the Eurodollar rate plus a margin of 3.25% to 3.75%, margins determined by certain financial ratios.  The Company expensed $0.9 million and $1.8 million in interest for the thirteen week periods ended June 26, 2004 and the twenty-six week periods ended June 26, 2004, respectively, pursuant to the revolving loan, capital lease and interest rate swap agreements.  The Company expensed $0.8 million and $1.6 million in interest for the thirteen week period ended June 28, 2003 and the twenty-six week period ended June 28, 2003, respectively, pursuant to the revolving loan, capital lease and interest rate swap agreements.

The Company had entered into an interest rate swap with a notional amount totaling $29.3 million to reduce the impact of changes in interest rates on a portion of the revolving credit loan. The interest rate swap was designated as a cash flow hedge for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 133 and allowed the Company to receive floating rate receipts based on the financial institution’s prime rate plus a margin of 1.75% to 2.25% or the Eurodollar rates plus a margin of 3.25% to 3.75%, with margins determined by certain financial ratios, in exchange for making fixed rate payments of 4.1%, plus a margin of 3.0% to 4.5%, depending on certain financial ratios. This effectively changed the Company’s interest rate exposure on the revolving credit loan from a floating rate to a fixed rate on $29.3 million of the total balance outstanding on the revolving credit loan. The balance of the revolving credit loan remained at a floating rate of interest based on the prime rate or Eurodollar rate plus the aforementioned applicable margins. The fair value of the interest rate swap as of June 26, 2004 was an unrealized loss of $0.4 million, and is recorded as a liability (derivative instrument-interest rate swap) on the balance sheet.

(4)                                 RELATED-PARTY TRANSACTIONS

Prior to the IPO, the Company paid annual management fees of $1.1 million to each of BRS and Castle Harlan.  Affiliates of each of BRS and Castle Harlan had controlling ownership interests in the Company at the time of the agreement terminations.  For the thirteen week periods ended June 26, 2004 and June 28, 2003, management fees recognized as expense totaled $2.8 million, including $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004, and $0.6 million, respectively.  For the  twenty-six week periods ended June 26, 2004 and June 28, 2003, management fees recognized as expense totaled $3.3 million and $1.1 million, respectively.

Pursuant to covenants not to compete of certain stockholders, the Company expensed $0.8 million and $0.1 million for the thirteen week periods ended June 26, 2004 and June 28, 2003, respectively, and $0.9 million and $0.2 million for the twenty-six week periods ended June 26, 2004 and June 28, 2003, respectively.

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $112,000 in each of the thirteen week periods ended June 26, 2004 and June 28, 2003, and $221,000 and $210,000 for the twenty-six week periods ended June 26, 2004 and June 28, 2003, respectively.

(5)                                 EQUITY-BASED COMPENSATION

Prior to the IPO, the Company had an equity-based compensation plan under which it could grant the right to purchase a fixed number of the Company’s equity units.  The Company accounted for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, the Company computed compensation cost for employee equity units granted as the amount by which the estimated fair value of the Company’s equity units on the date of grant exceeds the amount the employee would have had to pay to acquire the related equity units. The amount of compensation cost is charged to income over the vesting period.

Under SFAS No. 123, as amended by SFAS No. 148, companies that choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair-value method and to disclose the impact of fair-value accounting in a note to the financial statements. There is no difference between the accounting for the equity-based compensation plan described in Note 11 under APB Opinion No. 25 and SFAS No. 123. Accordingly, there is no difference between reported net income and pro forma net income determined under SFAS No. 123.

In connection with the initial public offering, all of the outstanding Class B units owned by employees of the Company vested at July 20, 2004.  The Company accounted for the acceleration of the vesting of the units in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation.  This resulted in a new measurement date at the time of the acceleration and a new measurement of compensation as if the award were newly granted.  However, based on the valuation formula the Class B units had no value and, accordingly there were no shares of common stock issued for the Class B units.  Shares of common stock with an aggregate value of $3.0 million were allocated among the holders of C units which had already vested as of June 26, 2004.

(6)                                 COMMITMENTS AND CONTINGENCIES

During 2003, the Company was a defendant in a labor code class-action lawsuit filed in the Superior Court of California, Orange County. In January 2004, the Company resolved this matter in principal by agreeing to pay $1.2 million, which was accrued as of December 27, 2003 and is included in current accrued expenses.

The Company is subject to various other claims, possible legal actions, and other matters arising out of the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

(7)                                 MANDATORILY REDEEMABLE PREFERRED STOCK

McCormick & Schmick Acquisition Corp II (“Acquisition Corp II”) is a subsidiary of the Company. Acquisition Corp II’s mandatorily redeemable 13% senior exchangeable preferred stock is reflected as mandatorily redeemable preferred stock in the consolidated financial statements.  In connection with the reorganization and IPO, on July 23, 2004 the Company paid $28.9 million to redeem all of the outstanding mandatorily redeemable 13% senior exchangeable preferred stock.  See Note 2, “Corporate Reorganization And Initial Public Offering.”

(8)                                 MEMBERS’ EQUITY

Prior to the IPO, the Company had outstanding the following equity units:  preferred units, Class A-1 units, Class A-2 units, Class B units and Class C units. All of the units were converted into common stock as the result of the IPO. The holders of the Class A-1 units had voting rights; the Class A-2 units, Class B units, Class C units and preferred units did not have voting rights.

In connection with the issuance of the senior exchangeable preferred stock of Acquisition Corp II discussed in Note 7, the Company also sold for $102,857 a warrant to purchase 103,896.10 Class A-2 units and sold for $4,951,563 a warrant to purchase 4,956.52 preferred units. In connection with the corporate reorganization, the warrants became exercisable for 602,992 shares of common stock for an aggregate consideration of $5,995.  See Note 2, “Corporate Reorganization And Initial Public Offering.”

(9)                                 SUBSEQUENT EVENTS

The underwriters of the Company’s IPO did not exercise their over-allotment option to purchase an additional 900,000 shares of the Company’s common stock at $12.00 per share.

MSSR adopted a 2004 Stock Incentive Plan on June 16, 2004 under which 1,500,000 shares are reserved for issuance.  On July 20, 2004, MSSR issued to officers and employees options to purchase an aggregate of approximately 900,000 shares of common stock at $12.00 per share.  The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code.

(10)                          NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this interpretation is required in financial statements for periods ending after March 15, 2004. We have not identified any variable interest entities for which the Company is the primary beneficiary or has significant involvement.

In April 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for earlier years presented is not permitted. We adopted SFAS No. 150 effective June 29, 2003 (the beginning of our 2003 third quarter). Effective with the adoption of SFAS No. 150, we reported the mandatorily redeemable preferred stock on the balance sheet as a liability and the accrued dividends and accretion on mandatorily redeemable preferred stock prior to income (loss) before income taxes on the statement of operations. Prior to the adoption of SFAS No. 150, in accordance with previous guidance, we reported the mandatorily redeemable preferred stock on the balance sheet as mezzanine equity and the accrued dividends and accretion on mandatorily redeemable preferred stock below income taxes on the statement of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Items 1 and 2 of Part I, contains forward-looking statements that are subject to substantial risks and uncertainties. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. The expectations reflected in these forward-looking statements may prove to be incorrect.

Important factors that could cause actual results to differ materially from our expectations include those discussed below under “Factors That May Affect Our Business and the Price of Our Common Stock.”  We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

OVERVIEW

Since our first restaurant opened in 1972, we have focused on prudent growth without sacrificing the quality or appeal of our restaurants or our seafood.  We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable fresh seafood in an upscale, comfortable setting.  Our revenues are generated by sales at our restaurants, including banquets. In the quarter ended June 27, 2004, banquets accounted for approximately 8% of our revenues. Food and nonalcoholic beverage sales account for approximately 70% of revenues, and the remaining 30% of revenues are from the sale of alcoholic beverages.

We opened five restaurants in the first quarter of 2004 and we opened three restaurants and began operating an additional restaurant under a management contract in the second quarter of 2004.  We anticipate opening one additional restaurant in 2004, six restaurants in 2005 and eight restaurants in 2006.  We believe there is substantial opportunity for our continued growth and we remain committed to pursuing our strategy of leveraging our infrastructure in existing markets, in particular by siting additional restaurants in suburban areas near our downtown restaurants, selectively entering into new markets, and pursuing opportunities that complement our seafood restaurant operations such as catering, management agreements with hotels, and expansion of our M&S Grill concept.

The following are highlights of our financial performance for the thirteen week period ended June 26, 2004 (“2004 Q2”) compared to the thirteen week period ended June 28, 2003 (“2003 Q2”).

•                  Net loss increased $2.2 million to ($2.3) million in 2004 Q2 from ($0.1) million in 2003 Q2. The increase was primarily due to the $2.8 million non-recurring expense for the termination of the management and covenants not to compete agreements coupled with a $0.9 million increase in pre-opening costs associated with three new company-owned restaurants in 2004 Q2 and $0.6 million in incremental general and administrative expenses incurred to support restaurant openings subsequent to 2003 Q2, partially offset by the benefit of higher revenues and lower income taxes.

•                  Comparable restaurant sales in 2004 Q2 increased 2.9%, an improvement over the 2.2% decrease in 2003 Q2.

•                  Revenues increased 22.8% in 2004 Q2 primarily due to the revenues generated by the 11 company-owned restaurants opened since 2003 Q2 coupled with our 2.9% positive comparable restaurant sales.

•                  General and administrative expenses as a percentage of revenues increased to 4.4% in 2004 Q2 from 4.1% in 2003 Q2 due to incremental expenses consisting primarily of additional salary expenses associated with the oversight and administrative support of 11 additional company-owned restaurants opened since 2003 Q2.

The following are highlights of our financial performance for the six-month period ended June 26, 2004 (“YTD Q2 2004”) compared to the six-month period ended June 28, 2003 (“YTD Q2 2003”).

•      Net loss increased $2.3 million to ($3.1) million in YTD Q2 2004 from ($0.8) million in YTD Q2 2003. The increase was primarily due to the $2.8 million non-recurring expense for the termination of the management and covenants not to compete agreements coupled with an increase of $1.9 million in pre-opening costs associated with eight new company-owned restaurants in YTD Q2 2004 and $1.2 million in incremental general and administrative expenses incurred to support restaurant openings subsequent to 2003 Q2, partially offset by the benefit of higher revenues and lower income taxes.

•                  Comparable restaurant sales YTD Q2 2004 increased 4.4%, an improvement over the 1.3% decrease YTD Q2 2003.

•                  Revenues increased 21.9% YTD Q2 2004 primarily due to the revenues generated by the 11 company-owned additional restaurants opened since YTD Q2 2003 coupled with our 4.4% positive comparable restaurant sales.

•                  General and administrative expenses as a percentage of revenues increased to 4.5% in YTD Q2 2004 from 4.2% in YTD Q2 2003 due to incremental expenses consisting primarily of additional salary expenses associated with the oversight and administrative support of 11 additional company-owned restaurants opened since 2003 Q2.

Corporate Reorganization and Initial Public Offering

In connection with our reorganization merger on July 20, 2004 and initial public offering on July 23, 2004, we:

•Issued 7,179,357 shares of common stock to the former holders of units of McCormick & Schmick Holdings LLC, not including 602,992 shares issuable upon exercise of warrants at a nominal price to The Bell Atlantic Master Trust.

•Issued 6,000,000 new shares to new investors at $12.00 per share, raising approximately $65.2 million after underwriting discounts and transaction costs.

•Repaid $51.5 million of indebtedness on our then existing credit facility with the proceeds raised in the public offering and from $18.0 million in loans under our new $40.0 million credit facility.

•Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of our subsidiary.

•Paid $2.8 million in connection with the termination of management agreements with BRS and Castle Harlan and covenant not to compete agreements with our founders, William P. McCormick and Douglas L. Schmick.

We incurred the expenses relating to termination of the management agreements and covenant not to compete agreements in 2004 Q2.  In our fiscal quarter ending September 25,  2004, we will incur charges of $4.6 million, of which $3.7 million is associated with the redemption of the 13% senior exchangeable preferred stock of our subsidiary and $0.9 million net of tax is associated with the expensing of previously capitalized costs from our extinguished credit facility.

RESULTS OF OPERATIONS

The following table presents the results of operations, in dollars and as a percentage of revenues, for each of the thirteen week and twenty-six week periods ended June 26, 2004 and June 28, 2003.

	Thirteen week periods ended				Twenty six week periods ended
	June 26, 2004		June 28, 2003		June 26, 2004		June 28, 2003
(Unaudited, dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$59,723	100.0	$48,642	100.0	$114,237	100.0	$93,691	100.0
Restaurant operating costs
Food and beverage	17,931	30.0	14,163	29.1	34,217	30.0	27,560	29.4
Labor	18,732	31.4	15,109	31.1	36,542	32.0	29,573	31.6
Operating costs	8,744	14.6	7,082	14.6	16,611	14.5	13,893	14.8
Occupancy	5,129	8.6	3,901	8.0	9,643	8.4	7,575	8.1
Total restaurant operating costs	50,536	84.6	40,255	82.8	97,013	84.9	78,601	83.9
General and administrative expenses	2,616	4.4	2,016	4.1	5,171	4.5	3,957	4.2
Restaurant pre-opening costs	1,052	1.8	104	0.2	1,989	1.7	111	0.1
Depreciation and amortization	2,836	4.7	2,331	4.8	5,462	4.8	4,672	5.0
Management fees and covenants not to compete	3,603	6.0	637	1.3	4,240	3.7	1,274	1.4
Total costs and expenses	60,643	101.5	45,343	93.2	113,875	99.7	88,615	94.6
Operating income	(920)	(1.5)	3,299	6.8	362	0.3	5,076	5.4
Interest expense	939	1.6	768	1.6	1,796	1.6	1,600	1.7
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,054	1.8	—	—	2,066	1.8	—	—
Income (loss) before income tax expense and accrued dividends and accretion on mandatorily redeemable preferred stock	(2,913)	(4.9)	2,531	5.2	(3,500)	(3.1)	3,476	3.7
Income tax expense (benefit)	(577)	(1.0)	1,757	3.6	(415)	(0.4)	2,411	2.6
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	916	1.9	—	—	1,832	2.0
Net loss	$(2,336)	(3.9)	$(142)	(0.3)	$(3,085)	(2.7)	$(767)	(0.8)

Description of Terms

Revenues consist of revenues from comparable restaurants, new restaurants and management agreements. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the 18th month of operations. New restaurant revenues include revenues from restaurants we opened during the period under discussion.

Restaurant operating costs consist of:

•                  food and beverage costs;

•                  labor costs, consisting of restaurant management salaries, hourly staff payroll and other payroll-related items including taxes and fringe benefits;

•                  operating costs, consisting of advertising, maintenance, utilities, depreciation, insurance, bank and credit card charges, and any other restaurant level expenses; and

•                  occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, property insurance premiums, and real property taxes.

General and administrative expenses consist of expenses associated with corporate administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research.

Restaurant pre-opening costs, which are expensed as incurred, consist of costs incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs for new employees, including practice and rehearsal of service activities.

Depreciation and amortization consist of depreciation of fixed assets and the amortization of capitalized loan costs.

2004 Q2 Compared to 2003 Q2

Revenues.    Revenues increased by $11.1 million, or 22.8%, to $59.7 million in 2004 Q2 from $48.6 million in 2003 Q2. This increase was attributable to revenues of $6.0 million generated by the eight restaurants opened in 2004, $3.6 million in  revenues from the three restaurants opened in 2003, and $1.5 million in incremental revenues from restaurants opened before 2003. Comparable restaurant sales were positive 2.9% in 2004 Q2. We estimate approximately 0.9% of the comparable restaurant sales increase was attributable to an increased customer count and the remainder was attributable to increased per meal spending. Improvements in the overall economic environment as evidenced by higher travel supported our comparable restaurant sales growth in 2004 Q2.

Food and Beverage Costs.    Food and beverage costs increased by $3.8 million, or 26.6%, to $17.9 million in 2004 Q2 from $14.2 million in 2003 Q2. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2. Food and beverage costs as a percentage of revenues increased slightly to 30.0% in 2004 Q2 from 29.1% in 2003 Q2. The increase was primarily related to product handling inefficiency at the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower raw product yields during the first year of operations as the new employees learn our operating model. Due to the higher number of restaurant openings in 2004 compared to 2003, we expect this trend in food and beverage cost to continue for the remainder of 2004.

Labor Costs.    Labor costs increased by $3.6 million, or 24.0%, to $18.7 million in 2004 Q2 from $15.1 million in 2003 Q2. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2. Labor costs as a percentage of revenues increased to 31.4% in 2004 Q2 from 31.1% in 2003 Q2. The increase was primarily related to labor inefficiencies experienced by the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower productivity and higher training costs during the first year of operations as the new employees learn our operating model.

Operating Costs.    Operating costs increased by $1.7 million, or 23.5%, to $8.7 million in 2004 Q2 from $7.1 million in 2003 Q2. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2. Operating costs as a percentage of revenues was the same for both 2004 Q2 and 2003 Q2 at 14.6%.

Occupancy Costs.    Occupancy costs increased by $1.2 million, or 31.5%, to $5.1 million in 2004 Q2 from $3.9 million in 2003 Q2. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2. Occupancy costs as a percentage of revenues increased to 8.6% in 2004 Q2 from 8.0% in 2003 Q2. Occupancy costs for the 11 company-owned restaurants opened after 2003 Q2 are running higher as a percentage of revenues. Due to their early stage of maturity, these restaurants are experiencing lighter sales resulting in a higher rent expense as a percentage of revenues. We expect occupancy costs as a percentage of revenue to decrease as the new restaurants mature and their revenues increase.

General and Administrative Expenses.    General and administrative expenses increased by $0.6 million, or 29.8%, to $2.6 million in 2004 Q2 from $2.0 million in 2003 Q2. This increase was primarily due to the addition of corporate, administrative and senior operations personnel to accommodate our growth in 2003 and 2004. In addition, general and administrative costs were impacted by higher training costs to prepare new management for the 11 new company-owned restaurant openings.  General and administrative expenses as a percentage of revenues increased to 4.4% in 2004 Q2 from 4.1% in 2003 Q3. We expect that general and administrative expenses as a percentage of revenues will increase due to both new and higher than current corporate expenses such as director and officers insurance premiums, investor support services, and regulatory and exchange fees as a result of completion of our public offering.

Restaurant Pre-Opening Costs.    2004 Q2 pre-opening costs relating to the three company-owned restaurants opened in 2004 Q2 were $1.1 million. We plan to open an additional  company-owned restaurant in 2004. Our target is to keep total pre-opening costs per restaurant at approximately $350,000 per opening. There were no restaurant openings in 2003 Q2 and the $0.1 million in expenses relate to the restaurants opened in the third quarter of 2003.

Depreciation and Amortization.    Depreciation and amortization increased by $0.5 million, or 21.7%, to $2.8 million in 2004 Q2 from $2.3 million in 2003 Q2. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2.

Management Fees and Covenants Not to Compete.    In 2004 Q2, we recognized as expense an aggregate of $2.8 million in management fees paid to BRS and Castle Harlan, Inc. and an aggregate of $0.8 million paid to William P. McCormick and Douglas L. Schmick pursuant to management and covenants not to compete agreements. These agreements were terminated effective June 25, 2004 in connection with our public offering for an aggregate payment of $2.8 million and expensed in 2004 Q2. In 2003 Q2, we expensed $0.5 million in management fees to BRS and Castle Harlan, and an aggregate of $0.1 million to William P. McCormick and Douglas L. Schmick pursuant to these agreements.  We do not expect to incur any future expenses related to these agreements.

Income Tax Expense.    We recorded a tax benefit of $0.6 million in 2004 Q4 which is approximately 31% of our loss for the quarterly period.

Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.    Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our public offering were used to redeem the preferred stock. See “Liquidity and Capital Resources.”  We recognized expenses of $1.1 million and $0.9 million in 2004 Q2 and 2003 Q2, respectively, relating to the dividends and accretive rights.

Net Loss.    Net loss increased $2.2 million to ($2.3) million in 2004 Q2 from ($0.1) million in 2003 Q2. The increase was primarily due to the $2.8 million non-recurring expense for the termination of the management and covenants not to compete agreements coupled with a $0.9 million increase in pre-opening costs associated with three new company-owned restaurants in 2004 Q2 and $0.6 million in incremental general and administrative expenses incurred to support restaurant openings after 2003 Q2, partially offset by the benefit of higher revenues and lower income taxes.

YTD Q2 2004 Compared to YTD Q2 2003

Revenues.   Revenues increased by $20.5 million, or 21.9%, to $114.2 million in YTD Q2 2004 from $93.7 million in YTD Q2 2003. This increase was attributable to revenues of $9.6 million generated by the eight restaurants opened in 2004, $7.1 million in incremental revenues from the three restaurants opened in 2003, and $3.8 million in incremental revenues from restaurants opened before 2003. Comparable restaurant sales were positive 4.4% in YTD Q2 2004.  We estimate approximately 1.3% of the comparable restaurant sales increase was attributable to an increased customer count and the remainder was attributable to increased per meal spending. Improvements in the overall economic environment as evidenced by higher travel supported our comparable restaurant sales growth in YTD Q2 2004.

Food and Beverage Costs.    Food and beverage costs increased by $6.7 million, or 24.2%, to $34.2 million in YTD Q2 2004 from $27.6 million in YTD Q2 2003. This increase was primarily related to the 11 company-owned restaurants opened since Q2 2003. Food and beverage costs as a percentage of revenues increased slightly to 30.0% in YTD Q2 2004 from 29.4% in YTD Q2 2003. The increase was primarily related to product handling inefficiency at the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower raw product yields during the first year of operations as the new employees learn our operating model. Due to the higher number of restaurant openings in 2004 compared to 2003, we expect this trend in food and beverage cost to continue for the remainder of 2004.

Labor Costs.    Labor costs increased by $7.0 million, or 23.6%, to $36.5 million in YTD Q2 2004 from $29.6 million in YTD Q2 2003. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2. Labor costs as a percentage of revenues increased to 32.0% in YTD Q2 2004 Q2 from 31.6% in YTD Q2 2003. The increase was primarily related to labor inefficiencies experienced by the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower productivity and higher training costs during the first year of operations as the new employees learn our operating model.

Operating Costs.    Operating costs increased by $2.7 million, or 19.6%, to $16.6 million in YTD Q2 2004 from $13.9 million in YTD Q2 2003. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2. Operating costs as a percentage of revenues decreased to 14.5% in YTD Q2 2004 from 14.8% in YTD Q2 2003.  Several of the operating costs included in this cost category are either fixed or semi-variable. As a result, operating costs as a percentage of revenues decreased due to the 4.4% increase in comparable restaurant sales in YTD Q2 2004. The lower percentage for YTD Q2 2004 also reflects our lower cost as a percentage of revenues for marketing and utilities compared to YTD Q2 2003. In the first quarter of 2003 we increased both restaurant-level marketing and support to local community activities in an effort to offset decreases in customer traffic caused by the weak economic environment. We believe our spending rate for marketing for the rest of 2004 will be in line with our spending rate in YTD Q2 2004. The decrease in utility costs as a percentage of revenues was primarily driven by the slight improvement in utility rates during the first quarter of 2004, which we do not expect to continue for the remainder of 2004.

Occupancy Costs.    Occupancy costs increased by $2.1 million, or 27.3%, to $9.6 million in YTD Q2 2004 from $7.6 million in YTD Q2 2003. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2. Occupancy costs as a percentage of revenues increased to 8.4% in YTD Q2 2004 from 8.1% in YTD Q2 2003. Occupancy costs for the 11 new company-owned restaurants opened after 2003 Q2 are running higher as a percentage of revenues. Due to their early stage of maturity, these restaurants are experiencing lighter sales resulting in a higher rent expense as a percentage of revenue. We expect occupancy costs as a percentage of revenue to decrease as the new restaurants mature and their revenues increase.

General and Administrative Expenses.    General and administrative expenses increased by $1.2 million, or 30.7%, to $5.2 million in YTD Q2 2004 from $4.0 million in YTD Q2 2003. This increase was primarily due to the addition of corporate, administrative and senior operations personnel to accommodate our growth in 2003 and 2004. In addition, general and administrative costs were impacted by higher training costs to prepare new management for the 11 new company-owned restaurant openings.  General and administrative expenses as a percentage of revenues increased to 4.5% in YTD Q2 2004 Q2 from 4.2% in YTD Q2 2003. We expect that general and administrative expenses as a percentage of revenues will increase due to both new and higher than current corporate expenses such as director and officers insurance premiums, investor support services, and regulatory and exchange fees upon completion of our public offering.

Restaurant Pre-Opening Costs.    YTD Q2 2004 pre-opening costs relating to the eight company-owned restaurants opened in the period were $2.0 million. We plan to open an additional company-owned restaurant in 2004. Our target is to keep total pre-opening costs per restaurant at approximately $350,000 per opening. There were no restaurant openings in YTD Q2 2003 and the $0.1 million in expenses relate to the restaurants opened in the third quarter of 2003.

Depreciation and Amortization.    Depreciation and amortization increased by $0.8 million, or 16.9%, to $5.5 million in YTD Q2 2004 from $4.7 million in YTD Q2 2003. This increase was primarily related to the 11 company-owned restaurants opened since 2003 Q2.

Management Fees and Covenants Not to Compete.    In YTD Q2 2004, we expensed an aggregate of $3.3 million in management fees to BRS and Castle Harlan, Inc. and an aggregate of $0.9 million to William P. McCormick and Douglas L. Schmick pursuant to management and covenants not to compete agreements. These agreements were terminated effective June 25, 2004 in connection with our public offering for an aggregate payment of $2.8 million and expensed in 2004 Q2. In YTD Q2 2003, we expensed $1.1 million in management fees to BRS and Castle Harlan, and an aggregate of $0.2 million to William P. McCormick and Douglas L. Schmick pursuant to these agreements.  We do not expect to incur any future expenses related to these agreements.

Income Tax Expense.    We recorded a tax benefit of $0.4 million in YTD Q2 2004 which is approximately 29% of our estimated tax loss for the period, primarily driven by the $2.8 million non-recurring expense for the termination of the management and covenants not to compete agreements.  We recorded a tax expense of $2.4 million in YTD Q2 2003.

Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.    Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our public offering were used to redeem the preferred stock. See “Liquidity and Capital Resources.”  We recorded $2.1 million and $1.8 million expenses in YTD Q2 2004 and YTD Q2 2003, respectively.

Net Loss.    Net loss increased $2.3 million to ($3.1) million in YTD Q2 2004 from ($0.8) million in YTD Q2 2003. The increase was primarily due to the $2.8 million non-recurring expense for the termination of the management and covenants not to compete agreements coupled with an increase of $1.9 million in pre-opening costs associated with eight new company-owned restaurants in YTD Q2 2004 and $1.2 million in incremental general and administrative expenses incurred to support restaurant openings after 2003 Q2, partially offset by the benefit of higher revenues and lower income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for new restaurant construction, working capital and general corporate needs. Historically, our main sources of liquidity and capital have been net cash provided by operating activities and borrowings under credit facilities.  On July 23, 2004 we completed our initial public offering in which we sold 6,000,000 shares to new investors at $12.00 per share, raising approximately $65.2 million after underwriting discounts and transaction costs.  With the proceeds and an $18.0 million loan from a new revolving credit facility, we retired our then existing revolving facility of $51.5 million, redeemed all of the outstanding 13% senior exchangeable preferred stock of our subsidiary for $28.9 million, and paid $2.8 million to terminate, as of June 25, 2004, management and covenant not to compete agreements with affiliated parties.

The table below summarizes our sources and uses of cash for the twenty-six weeks ended June 26, 2004 and June 28, 2003, respectively.

	Twenty-six week period ended
(Unaudited, dollars in thousands)	June 26, 2004	June 28, 2003

Net cash provided by operating activities	$6,231	$7,632
Net cash used in investing activities	(17,967)	(5,907)
Net cash provided by (used in) financing activities	10,384	(3,361)

Net decrease in cash	$(1,352)	$(1,636)

Net cash provided by operating activities was $6.2 million for YTD Q2 2004 compared to $7.6 million for YTD Q2 2003. The decrease in net cash provided by operating activities was primarily due to a $4.7 million decrease in operating income resulting from $3.0 million in higher management fees and covenants not to compete coupled with $1.9 million pre-opening expenses in the YTD Q2 2004 period.

Net cash used in investing activities was $18.0 million for YTD Q2 2004 compared to $5.9 million for YTD Q2 2003. The increase in net cash used in investing activities in YTD Q2 2004 resulted mainly from the acquisition of equipment and leasehold improvements for eight new company-owned restaurants opened in the period. We opened no new restaurants in YTD Q2 2003. We use cash for tenant improvements and equipment to open new restaurants and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and/or existing restaurant capacity expanded during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $10.4 million in YTD Q2 2004 compared to $3.4 million net cash used for financing activities in YTD Q2 2003. There was $12.5 million of net borrowings under our revolving credit facility in YTD Q2 2004 compared to no net borrowings in YTD Q2 2003. In Q2 YTD 2004, we used $1.9 million to reduce book overdrafts. In YTD Q2 2003, we used $3.4 million to reduce long-term debt.

Like many restaurant companies that have financing terms with suppliers, we operate with a working capital deficit. The deficit primarily results from the difference between the frequency of our inventory turns (every few days) and the negotiated settlement cycle of our accounts payable (typically, between 21 and 36 days). We do not believe our working capital deficit has a negative impact on our liquidity.

In October 2003, we entered into an amended and restated revolving credit facility with Fleet National Bank (“Fleet”) and several other lenders. We initially borrowed $45.3 million under this facility to refinance approximately $38.3 million in outstanding term loans and approximately $7.0 million in outstanding loans under our prior revolving credit facility. Loans under this revolving credit facility bear interest at either a “base rate,” which is the higher of Fleet’s announced annual variable interest “prime rate” or 0.5% plus the weighted average rate on overnight federal funds transactions with members of the Federal Reserve System, or a rate based on the Eurodollar rate.  The loans pursuant to this credit facility were scheduled to mature on April 27, 2007.

In connection with our public offering, on July 23, 2004 we secured a new facility under which the maximum amount we may borrow is $40.0 million. In connection with the termination of our prior revolving credit facility, we expect to recognize as expense the remaining deferred financing costs of approximately $1.3 million in the third quarter 2004. We borrowed approximately $18.5 million under the new credit facility at the closing of our public offering.  Loans under this revolving credit facility bear interest at either a “base rate,” which is the higher of Fleet’s announced annual variable interest “prime rate” or 0.25% plus the weighted average rate on overnight federal funds transactions with members of the Federal Reserve System, or a rate based on the Eurodollar rate. At our option, we may convert loans from one type of rate to the other. Loans are scheduled to mature on July 23, 2009.

In August 2001, The Bell Atlantic Master Trust made a $20.0 million investment in our company. In connection with the investment, we issued to The Bell Atlantic Master Trust 20,000 shares of the 13% senior exchangeable preferred stock of our subsidiary, McCormick & Schmick Acquisition Corp. II, and warrants to purchase Class A-2 units of McCormick & Schmick Holdings LLC. We used $28.9 million from the proceeds received by us from our initial public offering to redeem all outstanding shares of the preferred stock held by The Bell Atlantic Master Trust.

We expect to open one additional restaurant in 2004, for a total in 2004 of 10 (including one we began operating under a management agreement), at least six in 2005 and at least eight in 2006.  We estimate that the pre-opening costs associated with each of these new restaurants will be approximately $350,000 and that they generally ramp up to anticipated operating level at the end of their third year of operations.  We believe the net cash provided by operating activities and funds available from our new revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to new restaurant openings for the next 24 months.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies and estimates used in the preparation of our consolidated financial statements are the following:

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment - three to 10 years; furniture and fixtures - five to seven years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. In our most recent impairment evaluation for long-lived assets, no additional impairment charge would have resulted even if there were a permanent 5% reduction in revenues in our restaurants.

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets resulted from our acquisition in 2001. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed our most recent impairment test in December 2003, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets. In our most recent impairment evaluation for goodwill and other indefinite lived assets, no impairment charge would have resulted even if a permanent 5% reduction in revenues were to occur.

Insurance Liability

We maintain various insurance policies for workers’ compensation, employee health, general liability, and property damage. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003 the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this interpretation is required in financial statements for periods ending after March 15, 2004. We have not identified any variable interest entities for which we are the primary beneficiary or have significant involvement.

In April 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for earlier years presented is not permitted. We adopted SFAS No. 150 effective June 29, 2003 (the beginning of our 2003 third quarter). Effective with the adoption of SFAS No. 150, we reported the mandatorily redeemable preferred stock on the balance sheet as a liability and the accrued dividends and accretion on mandatorily redeemable preferred stock prior to income before income taxes on the statement of operations. Prior to the adoption of SFAS No. 150, in accordance with previous guidance, we reported the mandatorily redeemable preferred stock on the balance sheet as mezzanine equity and the accrued dividends and accretion on mandatorily redeemable preferred stock below income taxes on the statement of operations.

Factors That May Affect Our Business and the Price of Our Stock

Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our planned growth

Our growth strategy depends in large part on our ability to open new restaurants and to operate these restaurants profitably. Delays or failures in opening new restaurants could impair our ability to meet our growth objectives. We have in the past experienced delays in restaurant openings and may experience similar delays in the future. Our ability to expand our business successfully will depend upon numerous factors, including:

•                  hiring, training and retaining skilled management, chefs and other qualified personnel to open, manage and operate new restaurants;

•                  locating and securing a sufficient number of suitable new restaurant sites in new and existing markets on acceptable lease terms;

•                  managing the amount of time and construction and development costs associated with the opening of new restaurants;

•                  obtaining adequate financing for the construction of new restaurants;

•                  securing governmental approvals and permits required to open new restaurants in a timely manner, if at all;

•                  successfully promoting our new restaurants and competing in the markets in which our new restaurants are located; and

•                  general economic conditions.

Some of these factors are beyond our control. We may not be able to achieve our expansion goals and our new restaurants may not be able to achieve operating results similar to those of our existing restaurants.

Unexpected expenses and low market acceptance could adversely affect the profitability of restaurants that we open in new markets

Our growth strategy includes opening restaurants in markets where we have little or no meaningful operating experience and in which potential customers may not be familiar with our restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and our ability to generate market awareness and acceptance of the McCormick & Schmick’s brand. As a result, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer customers than our more established restaurants in existing markets. Sales at restaurants that we open in new markets may take longer to reach our average annual sales, if at all. As a result, the results of operations at our new restaurants may be inferior to those of our existing restaurants. We may not be successful in profitably opening restaurants in new markets.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants

We have opened eight restaurants and began operating an additional restaurant under a management contract in the first two quarters of 2004 and expect to open one additional restaurant in the remainder of 2004. This will be the most single-year restaurant openings we have had in our history. Our 2004 expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. These demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Our ability to raise capital in the future may be limited, which could adversely impact our growth

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events described in this Risk Factors section may require us to seek additional debt or equity financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Our operations are susceptible to changes in food availability and costs, which could adversely affect our operating results

Our profitability depends significantly on our ability to anticipate and react to changes in seafood costs. We rely on local, regional and national suppliers to provide our seafood. Increases in distribution costs or sale prices or failure to perform by these suppliers could cause our food costs to increase. We could also experience significant short-term disruptions in our supply if a significant supplier failed to meet its obligations. The supply of seafood is more volatile than other types of food. The type, variety, quality and price of seafood is subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Changes in the price or availability of certain types of seafood could affect our ability to offer a broad menu and price offering to customers and could materially adversely affect our profitability.

Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price

Our operating results may fluctuate significantly because of several factors, including:

•                  our ability to achieve and manage our planned expansion;

•                  our ability to achieve market acceptance, particularly in new markets;

•                  our ability to raise capital in the future;

•                  changes in the availability and costs of food;

•                  the loss of key management personnel;

•                  the concentration of our restaurants in specific geographic areas;

•                  our ability to protect our name and logo and other proprietary information;

•                  changes in consumer preferences or discretionary spending;

•                  fluctuations in the number of visitors or business travelers to downtown locations;

•                  health concerns about seafood or other food products;

•                  our ability to attract, motivate and retain qualified employees;

•                  increases in labor costs;

•                  the impact of federal, state or local government regulations relating to our employees or the sale or preparation of food and the sale of alcoholic beverages;

•                  the impact of litigation;

•                  the effect of competition in the restaurant industry; and

•                  economic trends generally.

Our business also is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and fourth quarter of each year. As a result, our quarterly and annual operating results and restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. Our operating results may also fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

A decline in visitors or business travelers to downtown areas where our restaurants are located could negatively affect our restaurant sales

Our restaurants are primarily located in downtown areas. We depend on both local residents and business travelers to frequent these locations. We experienced a decline in revenues in our downtown locations in 2001 and 2002, caused in part by decreases in business travel and the general decline in economic conditions. We may experience a similar decline in our revenues in the future. If the number of visitors to downtown areas declines due to economic or other conditions, changes in consumer preferences, changes in discretionary consumer spending or for other reasons, our revenues could decline significantly and our results of operations could be adversely affected.

If we lose the services of any of our key management personnel or our founders, our business could suffer

We depend on the services of our key management personnel, including Saed Mohseni, our chief executive officer, and Douglas L. Schmick, our president. In addition, we have increasingly relied on personal appearances and interviews by our founders, William P. McCormick and Douglas L. Schmick, in our marketing and advertising efforts. If we lose the services of any members of our senior management, key personnel or founders for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and growth. We do not carry key person life insurance on any of our executive officers.

Many of our restaurants are concentrated in local or regional areas and, as a result, we are sensitive to economic and other trends and developments in these areas

We operate four restaurants in Seattle, Washington, six in the Portland, Oregon area and 10 in California; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. For example, ice storms in northwestern Oregon in January 2004 affected sales at six, or 12%, of our restaurants.

In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, oil spills, terrorist attacks, energy shortages or increases in energy prices, droughts or earthquakes or other natural disasters.

Our success depends on our ability to protect our proprietary information. Failure to protect our trademarks, service marks or trade secrets could adversely affect our business

Our business prospects depend in part on our ability to develop favorable consumer recognition of the McCormick & Schmick’s name. Although McCormick & Schmick’s, M&S Grill and other of our service marks are federally registered trademarks with the United States Patent and Trademark Office, our trademarks could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of our proprietary know-how, concepts, recipes or trade secrets. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel or suppliers. If competitors independently develop or otherwise obtain access to our know-how, concepts, recipes or trade secrets, the appeal of our restaurants could be reduced and our business could be harmed.

Our current insurance policies may not provide adequate levels of coverage against all claims

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations.

Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants

Our growth strategy includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at a profit. Even if we are able to attract enough customers to the new restaurants to operate them at a profit, those customers may be former customers of one of our existing restaurants in that market and the opening of new restaurants in the existing market could reduce the revenue of our existing restaurants in that market.

We may not be able to successfully integrate into our business the operations of restaurants that we acquire, which may adversely affect our business, financial condition and results of operations

We may seek to selectively acquire existing restaurants and integrate them into our business operations. Achieving the expected benefits of any restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration include:

•                  challenges and costs associated with the acquisition and integration of restaurant operations located in markets where we have limited or no experience;

•                  possible disruption to our business as a result of the diversion of management’s attention from its normal operational responsibilities and duties; and

•                  the consolidation of the corporate, information technology, accounting and administrative infrastructure and resources of the acquired restaurants into our business.

Future acquisitions of existing restaurants, which may be accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

We may be unable to successfully integrate the operations, or realize the anticipated benefits, of any restaurant that we acquire. If we cannot overcome the challenges and risks that we face in integrating the operations of newly acquired restaurants, our business, financial condition and results of operations could be adversely affected.

Negative publicity concerning food quality, health and other issues and costs or liabilities resulting from litigation may have a material adverse effect on our results of operations

We are sometimes the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Litigation or adverse publicity resulting from these allegations may materially and adversely affect us or our restaurants, regardless of whether the allegations are valid or whether we are liable. Further, these claims may divert our financial and management resources from revenue-generating activities and business operations.

Health concerns relating to the consumption of seafood or other food products could affect consumer preferences and could negatively impact our results of operations

We may lose customers based on health concerns about the consumption of seafood or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning the accumulation of mercury or other carcinogens in seafood, E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings about food products served by us or other health concerns or operating issues stemming from one of our restaurants. In addition, we cannot guarantee that our operational controls and training will be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in guest traffic to our restaurants and could have a material adverse effect on our business.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations

The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and purchasing habits. Our continued success depends in part upon the popularity of seafood and the style of dining we offer. Shifts in consumer preferences away from this cuisine or dining style could materially and adversely affect our profitability and operating results. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. If we change our concept and menu to respond to changes in consumer tastes or dining patterns, we may lose customers who do not prefer the new concept or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. Our success also depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

Labor shortages or increases in labor costs could slow our growth or harm our business

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional operational managers and regional chefs, restaurant general managers and executive chefs, necessary to continue our operations and keep pace with our growth. Qualified individuals whom we need to fill these positions are in short supply and competition for these employees is intense. If we are unable to recruit and retain sufficient qualified individuals, our business and our growth could be adversely affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. If our labor costs increase, our results of operations will be negatively affected.

We may incur costs or liabilities and lose revenue, and our growth strategy may be adversely impacted, as a result of government regulation

Our restaurants are subject to various federal, state and local government regulations, including those relating to employees, the preparation and sale of food and the sale of alcoholic beverages. These regulations impact our current restaurant operations and our ability to open new restaurants.

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In California, where we operate 10 restaurants, the number of alcoholic beverage licenses available is limited and licenses are traded at market prices.

The failure to maintain our food and liquor licenses and other required licenses, permits and approvals could adversely affect our operating results. Difficulties or failure in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants.

We are subject to “dram shop” statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. A judgment substantially in excess of our insurance coverage could harm our financial condition.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

Restaurant companies have been the target of class-actions and other lawsuits alleging, among other things, violation of federal and state law

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal-injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class-action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We offer no assurance that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

Our operations and profitability are highly susceptible to the effects of violence, war and economic trends

Terrorist attacks and other acts of violence or war and U.S. military reactions to such attacks may negatively affect our operations and your investment in our shares of common stock. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 led to a temporary interruption in deliveries from some of our suppliers and, we believe, contributed to the decline in average annual comparable restaurant sales in 2001 and 2002. Future acts of violence or war could cause a decrease in travel and in consumer confidence, decrease consumer spending, result in increased volatility in the United States and worldwide financial markets and economy, or result in an economic recession in the United States or abroad. They could also impact consumer leisure habits, for example, by increasing time spent watching television news programs at home, and may reduce the number of times consumers dine out, which could adversely impact our revenue. Any of these occurrences could harm our business, financial condition or results of operations, and may result in the volatility of the market price for our securities and on the future price of our securities.

Terrorist attacks could also directly impact our physical facilities or those of our suppliers, and attacks or armed conflicts may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our revenues.

We may not be able to compete successfully with other restaurants, which could adversely affect our results of operations

The restaurant industry is intensely competitive with respect to price, service, location, food quality, ambiance and the overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators to well-capitalized national restaurant companies. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located. Some of our competitors may have substantially greater financial, marketing and other resources than we do. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be adversely affected. We also compete with other restaurants for experienced management personnel and hourly employees, and with other restaurants and retail establishments for quality restaurant sites.

Our stock price may be volatile, and you may not be able to resell your shares at or above the price you pay for them

The stock market has experienced significant price and volume fluctuations. Our common stock has traded at a price lower than $12.00, the price at which our shares of common stock were sold in our initial public offering.  The market price for our shares may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•                  quarterly variations in our operating results;

•                  changes in financial estimates by securities analysts;

•                  additions or departures of our key personnel; and

•                  sales of shares of our common stock in the public markets.

Fluctuations or decreases in the trading price of our common stock may adversely affect your ability to trade your shares. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. A securities class-action suit against us could result in substantial costs and divert management’s attention and resources that would otherwise be used to benefit the future performance of our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 26, 2004, the date of the interim balance sheet, there was no material change in the market risk disclosed in Amendment No. 5 to the Registration Statement on Form S-1 dated July 20, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

At June 26, 2004, there was no material change in the litigation matters disclosed in our Registration Statement on Form S-1 and no new material litigation.

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

We used the proceeds of our initial public offering, which was completed July 23, 2004, as follows:

•                  $33.5 million to pay indebtedness outstanding under revolving credit facilities;

•                  $2.8 million to pay the termination fees of the management agreements of Bruckmann, Rosser, Sherrill & Co., L.L.C. and Castle Harlan, Inc. and the covenants not to complete of our founders, William P. McCormick and Douglas L. Schmick; and

•                  $28.9 million to redeem all outstanding shares of the 13% senior exchangeable preferred stock of our subsidiary held by The Bell Atlantic Master Trust.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits:

4.1                                 Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

4.2                                 Bylaws of the Company, as amended.  Incorporated by reference to Exhibits 3.2 and 3.2a to the Company’s Registration Statement on Form S-1, File No. 333-114977.

31.1                           Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK AND SCHMICK’S SEAFOOD RESTAURANTS, INC.

Date: August 26, 2004	By:	/s/ SAED MOHSENI
Saed Mohseni
Chief Executive Officer
(principal executive officer)

Date: August 26, 2004	By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer and Vice President of Finance
(principal financial and accounting officer)