Form 10-Q
period 2004-09-25
McCormick & Schmicks Seafood Restaurants Inc.
filed 2004-11-05
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  25, 2004

OR

☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from                           to

McCormick & Schmick’s Seafood Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-50845	20-1193199
(State or other jurisdiction of	(Commission File	(IRS Employer
incorporation or organization)	Number)	Identification Number)

720 SW Washington Street, Suite 550	Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

(503) 226-3440

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares of Common Stock outstanding on September 25, 2004 was 13,179,358.

Explanatory Note

McCormick & Schmick’s Seafood Restaurants, Inc., the registrant whose name appears on the cover of this report, is the survivor of a merger with McCormick & Schmick Holdings LLC that occurred on July 20, 2004, prior to our initial public offering.  The financial statements for the period covered by this report are those of McCormick & Schmick’s Seafood Restaurants, Inc. for periods beginning after July 19, 2004 and those of McCormick & Schmick Holdings LLC for periods ended on or before  July 19, 2004.  Because McCormick & Schmick Holdings LLC was a holding company, giving retroactive effect to the merger would not affect the financial statements contained in this report, except with respect to the information regarding the membership units in the LLC.  We do not differentiate between the operations and financial results of McCormick & Schmick’s Seafood Restaurants, Inc. and the operations and financial results of the LLC and we refer to these entities as “the Company” throughout this report.

McCormick & Schmick’s Seafood Restaurants, Inc.

Quarter Ended September 25, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 25, 2004	December 27, 2003
	(Unaudited)
	See Notes 1 and 2
ASSETS
Current assets:
Cash and cash equivalents	$2,573	$2,453
Trade accounts receivable, net	5,425	3,689
Inventories	3,219	2,704
Prepaid expenses and other current assets	2,891	2,367
Deferred income taxes	96	96
Total current assets	14,204	11,309
Equipment and leasehold improvements, net	86,534	74,829
Other assets	53,707	54,470
Goodwill	21,209	21,209
Total assets	$175,654	$161,817

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Current liabilities:
Book overdraft	$2,596	$5,052
Accounts payable	10,839	11,216
Accrued expenses	15,305	12,698
Capital lease obligations, current portion	435	415
Derivative instrument-interest rate swap	174	805
Total current liabilities	29,349	30,186

Revolving credit facility	17,000	38,500
Mandatorily redeemable preferred stock (liquidation preference of $0 and $27,002)	0	23,137
Other long-term liabilities	5,121	4,635
Capital lease obligations, non-current portion	812	1,141
Deferred income taxes	4,331	4,312
Total liabilities	56,613	101,911
Stockholders’ / Members’ equity
Members equity in McCormick & Schmick Holdings LLC (See Note 8)	0	62,819
Common stock, $.001 par value, 120,000,000 shares authorized, 13,782,349 issued and outstanding
	14	0
Additional paid-in capital	127,695	0
Acccumulated deficit	(8,604)	(2,425)
Accumulated other comprehensive loss, interest rate swap	(64)	(488)
Total stockholders’ / members’ equity	119,041	59,906
Total liabilities and stockholders’ / members’ equity	$175,654	$161,817

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations

 (In thousands)

(Unaudited)

	Thirteen week periods ended		Thirty-nine week periods ended
	See Notes 1 and 2
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenues	$59,597	$48,895	$173,833	$142,586
Restaurant operating costs
Food and beverage	17,776	14,522	51,993	42,082
Labor	19,013	15,488	55,555	45,061
Operating costs	8,947	7,274	25,557	21,167
Occupancy	5,137	3,938	14,780	11,513
Total restaurant operating costs	50,873	41,222	147,885	119,823
General and administrative expenses	3,298	2,126	8,469	6,083
Restaurant pre-opening costs	95	635	2,083	746
Depreciation and amortization	2,647	2,406	8,110	7,078
Management fees and covenants not to compete	0	637	4,240	1,911
Total costs and expenses	56,913	47,026	170,787	135,641
Operating income	2,684	1,869	3,046	6,945
Interest expense	569	703	2,366	2,303
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,693	950	5,759	950
Write-off of deferred loan costs on early extinguishment of debt	1,288	0	1,288	0
Income (loss) before income tax expense and accrued dividends and accretion on mandatorily redeemable preferred stock	(2,866)	216	(6,367)	3,692
Income tax expense (benefit)	228	809	(188)	3,220
Accrued dividends and accretion on mandatorily redeemable preferred stock	0	0	0	1,832
Net loss	$(3,094)	$(593)	$(6,179)	$(1,360)

Actual / pro forma net loss per common share
Basic and diluted	$(0.25)	$(0.08)	$(0.67)	$(0.17)
Shares used in computing actual / pro forma net loss per share
Basic and diluted	12,299	7,782	9,255	7,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ / Members’ Equity

 (In thousands)

(Unaudited)

	See Notes 1 and 2
	Members Equity of LLC	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals
Balance, December 27, 2003	$62,819	$0	$0	($2,425)	($488)	$59,906
Comprehensive loss:
Net loss	0	0	0	(6,179)	0	(6,179)
Net unrealized gain	0	0	0	0	424	424
Total comprehensive loss	0	0	0	(6,179)	424	(5,755)
Amortization of unearned compensation	42	0	0	0	0	42
Purchase of Class B units	(6)	0	0	0	0	(6)
Issuance of common stock	(62,855)	14	127,695	0	0	64,854
Balance, September 25, 2004	$0	$14	$127,695	($8,604)	($64)	$119,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (In thousands, except per share data)

(Unaudited)

	Thirty-nine week periods ended
	See Notes 1 and 2
	September 25, 2004	September 27, 2003
Operating activities
Net loss	$(6,179)	$(1,360)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	8,068	7,078
Amortization of unearned compensation	42	5
Deferred income taxes	(188)	3,220
Accrued dividends and accretion on mandatorily redeemable preferred stock	5,759	2,782
Write off deferred loan costs on early extiguishment of debt	1,288	0
Changes in operating assets and liabilities
Trade accounts receivable	(1,122)	(327)
Inventories	(515)	(249)
Prepaid expenses and other current assets	(524)	(389)
Accounts payable	(377)	179
Accrued expenses	2,607	1,090
Other-long-term liabilities	486	776
Cash provided by operating activities	9,345	12,805
Investing activities
Acquisition of equipment and leasehold improvements	(19,407)	(9,456)
Change in accounts receivable for tenant improvement allowances	(614)	(1,298)
Other assets	(116)	(363)
Net cash used in investing activities	(20,137)	(11,117)
Financing activities
(Decrease) increase in book overdraft	(2,456)	1,118
Payments on long-term debt	0	(5,037)
Borrowings made on revolving credit facility	62,500	38,500
Payments made on revolving credit facility	(84,000)	(36,500)
Loan costs	(775)	0
Payments on capital lease obligations	(309)	(291)
Payments on redemption of senior preferred stock	(28,896)	0
Proceeds from issuance of common stock, net of offering costs of $7,146	64,854	0
Purchase of Class B units	(6)	0
Net cash provided by (used in) financing activities	10,912	(2,210)
Increase (decrease) in cash	120	(522)
Cash and cash equivalents, beginning of period	2,453	2,945
Cash and cash equivalents, end of period	$2,573	$2,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 25, 2004

(1)           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of McCormick & Schmick’s Seafood Restaurants, Inc. and its wholly owned subsidiaries (and including its predecessor, McCormick & Schmick Holdings LLC, the “Company”) for the thirteen week and thirty-nine periods ended September 25, 2004 and September 27, 2003, respectively (see Note 2, “Corporate Reorganization and Initial Public Offering”),  have been prepared by the management of the Company and include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods.  The financial statements have been prepared in accordance with generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  Operating results for the thirteen week and thirty-nine week periods ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004.

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates under different assumptions or conditions.

                  Management believes that the disclosures included in the accompanying interim financial statements comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and  are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 5 to the registration statement on Form S-1 filed by the Company under the Securities Act of 1933 dated July 20, 2004.

(2)           CORPORATE REORGANIZATION AND INITIAL PUBLIC OFFERING

                The Company was the survivor of a merger with McCormick & Schmick Holdings LLC (the “LLC”) that occurred on July 20, 2004, prior to our initial public offering (the “IPO”).  The financial statements for the period covered by this report are those of McCormick & Schmick’s Seafood Restaurants, Inc. for periods beginning after July 19, 2004 and those of the LLC for periods ended on or before July 19, 2004.  Except with respect to information regarding the membership units in McCormick & Schmick Holdings LLC and the common stock issued upon the reorganization, there is no impact to the financial statements as a result of converting from a limited liability company to a corporation. Before July 20, 2004, the Company’s operations were conducted in McCormick & Schmick Acquisition Corp. and its subsidiaries, which are corporations. Accordingly, the financial statements of the Company have historically included a provision for income taxes and related deferred income taxes.  Throughout this report, McCormick & Schmick’s Seafood Restaurants, Inc. and the LLC are referred to collectively as “the Company.”

Actual and pro forma basic and diluted net loss per share have been computed by dividing the net loss for each of the periods presented by the actual or pro forma weighted average shares outstanding for the respective periods.  The weighted average shares outstanding was computed assuming that the 7,179,357 shares issued in connection with merger and reorganization discussed below and the 602,992 shares issuable upon exercise of certain warrants at a nominal exercise price were outstanding for all periods presented.  The weighted average shares outstanding for the 2004 periods additionally included the shares issued in connection with the IPO from the date of issuance.  See Note 9, “Subsequent Events.” There are no potential dilutive securities. On June 2, 2004, the Company approved agreements to terminate effective on June 25, 2004 management agreements with Bruckmann, Rosser Sherrill & Co., L.L.C. (“BRS”) and Castle Harlan, Inc. (“Castle Harlan”) and covenant not to compete agreements with the Company’s co-founders, William P. McCormick and Douglas L. Schmick. BRS and Castle Harlan are each affiliates of significant stockholders of the Company.

In connection with the reorganization and IPO, the Company:

•      Issued 7,179,357 shares of common stock in the merger to the holders of the LLC’s units, not including 602,992 shares issuable upon the exercise of warrants at a nominal price to The Bell Atlantic Master Trust.  See Note 8, “Members’ Equity of McCormick & Schmick Holdings LLC,” and Note 9, “Subsequent Events.”

•      Issued 6,000,000 shares at $12.00 per share, raising approximately $64.9 million after underwriting discounts and transaction costs.

•     Repaid $51.5 million of indebtedness on its then existing credit facility with the proceeds raised in the IPO and from $18.3 million in loans under a new  revolving credit facility.  See Note 3, “Debt.”

•     Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of a Company subsidiary.  See Note 7, “Mandatorily Redeemable Preferred Stock.”

•     Paid $2.8 million in connection with the termination of the management agreements and covenant not to compete agreements.  See Note 4, “Related-Party Transactions.”

(3)           DEBT

                On July 23, 2004, the Company repaid the outstanding balance on its amended and restated revolving credit facility in the amount of $51.5 million with net proceeds from the IPO and $18.3 million in loans pursuant to a new revolving credit facility agreement, which provides among other things for $50.0 million in revolving credit loans. See Note 9, “Subsequent Events.”  Loans under the facility are collateralized by a first priority security interest in all of the assets of the Company and mature on July 22, 2009.  For the thirteen weeks ended September 25, 2004, the Company recognized a $1.3 million expense ($0.9 million net of tax) related to the write-off of unamortized deferred loan costs related to the prior revolving credit facility.  As of September 25, 2004, the outstanding balance on the Company’s revolving credit facility was $17.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rates plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios.  Under its revolving credit facility, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitations.   The Company was in compliance with these covenants as of September 25, 2004.

The Company’s prior revolving credit facility, entered into on October 28, 2003, provided for a $70.0 million revolving credit loan. Loans under this facility were collateralized by a first priority security interest in all of the assets of the Company, were scheduled to mature April 2007 and bore interest based on the financial institution’s prime rate plus a margin of 1.75% to 2.25% or the Eurodollar rate plus a margin of 3.25% to 3.75%, with margins determined by certain financial ratios.  ..

Before October 28, 2003, the Company had term loans and a $15.0 million revolving credit facility payable to financial institutions.  The term loans had quarterly principal payments due in amounts ranging from $0.3 million to $1.7 million and were scheduled to mature between June 2006 and June 2008. The interest rates on these term loans was based on the financial institution’s prime rate plus a margin of 1.5% to 3.0% or the Eurodollar rate plus a margin of 3.0% to 4.25% determined by certain financial ratios.  As of September 27, 2003 the balance of the term loans was $38.5 million.  The interest rates on the revolving credit facility were based on the financial institution’s prime rate plus a margin of 1.7% to 2.2% or the Eurodollar rate plus a margin of 3.2% to 3.7% determined by certain financial ratios.  As of September 27, 2003 there was no amount outstanding under the $15.0 million revolving credit facility.

The Company had entered into an interest rate swap with a notional amount totaling $29.3 million to reduce the impact of changes in interest rates on a portion of the revolving credit loan.  This agreement remained in place and was not modified as a result of the IPO and new revolving credit agreement. The interest rate swap was designated as a cash flow hedge for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 133 and allows the Company to receive floating rate receipts based on the financial institution’s prime rate plus a margin of 1.75% to 2.25% or the Eurodollar rates plus a margin of 3.25% to 3.75%, with margins determined by certain financial ratios, in exchange for making fixed rate payments of 4.1%, plus a margin of 3.0% to 4.5%, depending on certain financial ratios. This effectively changes the Company’s interest rate exposure on the revolving credit loan from a floating rate to a fixed rate on $29.3 million of the total balance outstanding on the revolving credit loan. The balance of the revolving credit loan above $29.3 million, if any, would remain at a floating rate of interest based on the prime rate or Eurodollar rate plus the aforementioned applicable margins. The fair value of the interest rate swap as of September 25, 2004 was  $0.2 million, and is recorded as a liability (derivative instrument-interest rate swap) on the balance sheet.

The Company expensed $0.6 million and $2.4 million in interest for the thirteen and the thirty-nine week periods ended September 25, 2004, respectively, and expensed $0.7 million and $2.3 million in interest for the thirteen and thirty nine week periods ended September 27, 2003, respectively under the revolving credit facility loan, capital lease and interest rate swap agreements.

(4)           RELATED-PARTY TRANSACTIONS

Prior to the IPO, the Company paid annual management fees of $1.1 million to each of BRS and Castle Harlan.  Affiliates of each of BRS and Castle Harlan had significant ownership interests in the LLC at the time of the agreement terminations.  For the thirteen week period ended September 25, 2004 there were no management fees recognized as expense because these agreements terminated on June 25, 2004.  For the thirteen week period ended September 27, 2003, management fees recognized as expense totaled $0.5 million.  For the thirty-nine week periods ended September 25, 2004 and September 27, 2003, management fees recognized as expense totaled $3.3 million, including $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004, and $1.6 million, respectively.

Pursuant to covenant not to compete agreements with certain stockholders, the Company expensed $0.1 million for the thirteen week periods ended  September 27, 2003 and $0.9 million and $0.3 million for the thirty-nine week periods ended September 25, 2004 and September 27, 2003, respectively.  For the thirteen week period ended September 25, 2004 no expense was recognized because these agreements were terminated effective June 25, 2004.

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.2 million and $0.1 million for the thirteen week periods ended September 25, 2004 and September 27, 2003, respectively, and $0.4 million in each of the thirty-nine week periods ended September 25, 2004 and September 27, 2003, respectively.

(5)           EQUITY-BASED COMPENSATION

Prior to the IPO, the Company had an equity-based compensation plan under which it could grant the right to purchase a fixed number of its equity units.  The Company accounted for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25.  Accordingly, the Company computed compensation cost for employee equity units granted as the amount by which the estimated fair value of its equity units on the date of grant exceeded the amount the employee would have had to pay to acquire the related equity units. The amount of compensation cost was charged to income over the vesting period.

Under SFAS No. 123, as amended by SFAS No. 148, companies that choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair value method and to disclose the impact of fair value accounting in a note to the financial statements. There was no difference between the accounting for the equity-based compensation plan described above under APB Opinion No. 25 and SFAS No. 123. Accordingly, there was no difference between reported net income and pro forma net income determined under SFAS No. 123.

In connection with the IPO, all of the outstanding Class B units owned by employees of the Company vested at July 20, 2004.  The Company accounted for the acceleration of the vesting of the units in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation.  This resulted in a new measurement date at the time of the acceleration and a new measurement of compensation as if the award were newly granted.  However, based on the formula used to calculate the conversion ratios of various classes of LLC units into common stock when the LLC merged into McCormick & Schmick’s Seafood Restaurants, Inc., the Class B units had no value and accordingly no shares of common stock were issued for the Class B units.  Shares of common stock with an aggregate value of $3.0 million were allocated among the holders of C units, which had already vested.

On June 16, 2004, the Company adopted a 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares are reserved for issuance. Under the Plan, the Company may grant stock options and other awards to employees, directors, consultants and to any parent or subsidiary of the Company.  On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share.  These options become exerciseable over a three year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code.  No compensation cost was charged to operations for the thirteen week and thirty nine week periods ended September 25, 2004.  Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of fair market value of the common stock for any greater than 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company.

Each award shall expire on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2004 Stock Incentive Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of September 25, 2004, options to acquire a total of 879,600 shares of the Company’s common stock have been granted under the Plan at a price equal to $12.00, the fair market value on the date of grant (July 20, 2004).

The table below summarizes the status of the Company’s stock based compensation plans as of September 25, 2004:

	As of September 25, 2004
	Shares	Weighted Average Exercise Price
Outstanding at July 20, 2004	—	$—
Awards granted	879,600	12.00
Awards forfeited	(6,500)	12.00
Awards exercised	—	—
Outstanding at September 25, 2004	873,100	$12.00

The table below summarizes information about stock options outstanding at September 25, 2004:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00	873,100	10	$12.00	—	$—

The table below shows the effects on net loss and net loss per share had compensation cost been measured with the fair value method pursuant to SFAS No. 123:

Thirteen week period ended September 25, 2004

Net loss, as reported	$(3,094)
Compensation cost based on the fair value method	(141)
Pro forma net loss	$(3,235)

Basic and fully diluted net loss per share
As reported	$(0.25)
Pro forma	$(0.26)
Shares used in computing net loss per common share
Basic and fully diluted	12,299

(6)           COMMITMENTS AND CONTINGENCIES

During 2003, the Company was a defendant in a labor code class action lawsuit filed in the Superior Court of California, Orange County. In January 2004, the Company resolved this matter in principal by agreeing to pay $1.2 million, which was accrued as of December 27, 2003 and is currently included in current accrued expenses.

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

(8)           MEMBERS’ EQUITY OF MCCORMICK & SCHMICK HOLDINGS LLC

Prior to the IPO, the Company had outstanding the following equity units: preferred units, Class A-1 units, Class A-2 units, Class B units and Class C units. All of the units were converted into common stock as the result of the IPO. The holders of the Class A-1 units had voting rights; the Class A-2 units, Class B units, Class C units and preferred units did not have voting rights.  At December 27, 2003 members’ equity consisted of the following (dollars in thousands):

Preferred units, 57,000 units issued and outstanding (liquidation preference of $77,385)	$57,000
Warrant to acquire 4,956.52 Preferred units, entitled to liquidation preference of $6,772	4,951
Class A units, 1,000,000 units issued and outstanding	756
Warrant to acquire 103,896.1 Class A-2 units	103
Class B units, 171,428.57 units issued and outstanding	37
Class C units, 13.20 units issued and outstanding	14
Unearned compensation	(42)
$62,819

In connection with the issuance of the senior exchangeable preferred stock of McCormick & Schmick Acquisition Corp II discussed in Note 7, the Company also sold for $102,857 a warrant to purchase 103,896.10 Class A-2 units and sold for $4,951,563 a warrant to purchase 4,956.52 preferred units.  In connection with the corporate reorganization, the warrants became exercisable for 602,992 shares of common stock for an aggregate exercise price of $5,995.00.  These warrants had not been exercised at September 25, 2004.  See Note 2, “Corporate Reorganization and Initial Public Offering,” and Note 9, “Subsequent Events.”

(9)                SUBSEQUENT EVENTS

On October 12, 2004, the Company requested and was granted an additional commitment of $10.0 million under its revolving credit facility, raising the borrowing capacity from $40.0 million to $50.0 million.  No additional borrowings were made as a result of this additional commitment.

On October 20, 2004, The Bell Atlantic Master Trust exercised its warrants to purchase 602,992 share of common stock for $5,995.00.

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

In April 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for earlier years presented is not permitted. The Company adopted SFAS No. 150 effective June 29, 2003 (the beginning of our 2003 third quarter). Effective with the adoption of SFAS No. 150, the Company reported the mandatorily redeemable preferred stock on the balance sheet as a liability and the accrued dividends and accretion on mandatorily redeemable preferred stock prior to income (loss) before income taxes on the statement of operations. Prior to the adoption of SFAS No. 150, in accordance with previous guidance, the Company reported the mandatorily redeemable preferred stock on the balance sheet as mezzanine equity and the accrued dividends and accretion on mandatorily redeemable preferred stock below income taxes on the statement of operations.

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

OVERVIEW

Since our first restaurant opened in 1972, we have focused on prudent growth without sacrificing the quality or appeal of our restaurants or our seafood.  We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable fresh seafood in an upscale, comfortable setting.  Our revenues are generated by sales at our restaurants, including banquets. In the quarter ended September 25, 2004, banquets accounted for approximately 8.0% of our revenues. Food and nonalcoholic beverage sales account for approximately 70.0% of revenues and the remaining 30.0% of revenues are from the sale of alcoholic beverages.

We opened five restaurants in the first quarter of 2004, opened three restaurants and began operating an additional restaurant under a management contract in the second quarter of 2004 and opened one restaurant in October 2004.  We anticipate opening seven restaurants in 2005 and at least eight restaurants in 2006.  We believe there is substantial opportunity for our continued growth and we remain committed to pursuing our strategy of leveraging our infrastructure in existing markets, in particular by siting additional restaurants in suburban areas near our downtown restaurants, selectively entering into new markets, and pursuing opportunities that complement our seafood restaurant operations such as catering, management agreements with hotels, and expansion of our M&S Grill concept.

                The following are highlights of our financial performance for the thirteen week period ended September 25, 2004 (“2004 Q3”) compared to the thirteen week period ended September 27, 2003 (“2003 Q3”).

•                    Net loss increased $2.5 million to ($3.1) million in 2004 Q3 from ($0.6) million in 2003 Q3. The increase was primarily due to the following:

1- $3.4 million non-recurring expense for the redemption of all of the 13% senior exchangeable preferred stock of a Company subsidiary in 2004 Q3;

2- $1.3 million ($0.9 million after tax) non-recurring expense for the write-off of deferred loan costs related to the expensing of previously capitalized costs from our terminated credit facility in 2004 Q3;

3- $1.2 million in incremental general and administrative expenses incurred to support restaurant openings subsequent to 2003 Q3 and higher administrative operating costs of being a public company;

4- Partially offset by the benefit of higher revenues and lower income taxes.

•                    Comparable restaurant sales in 2004 Q3 increased 1.6% compared to a 2.7% increase in 2003 Q3.•

•                    Revenues increased 21.9% in 2004 Q3 primarily due to the revenues generated by the nine company-owned restaurants opened since 2003 Q3 coupled with our 1.6% positive comparable restaurant sales.

•                    General and administrative expenses as a percentage of revenues increased to 5.5% in 2004 Q3 from 4.3% in 2003 Q3 due to incremental expenses, consisting primarily of additional salary expenses associated with the oversight and administrative support of nine additional company-owned restaurants opened since 2003 Q3 and higher administrative and operating costs of being a public company.

                The following are highlights of our financial performance for the thirty-nine week period ended September 25, 2004 (“YTD 2004 Q3”) compared to the thirty-nine week period ended September 27, 2003 (“YTD 2003 Q3”).

•                  Net loss increased $4.8 million to ($6.2) million in YTD 2004 Q3 from ($1.4) million in YTD 2003 Q3. The increase was primarily due to the following:

1- $3.4 million non-recurring expense for the redemption of all of the 13% senior exchangeable preferred stock of a Company subsidiary in 2004 Q3;

2- $1.3 million ($0.9 million after tax) non-recurring expense for the write-off of deferred loan costs related to the expensing of previously capitalized costs from our terminated credit facility in 2004 Q3;

3- $2.8 million for the termination of the management and covenant not to compete agreements;

4- $1.3 million increase in pre-opening costs associated with eight new company-owned restaurants in YTD 2004 Q3 as compared to two new company-owned restaurants in YTD 2003 Q3;

5- $2.4 million in incremental general and administrative expenses incurred to support restaurant openings subsequent to 2003 Q3 and higher administrative and operating costs of being a public company;

6- Partially offset by the benefit of higher revenues and lower income taxes.

•                  Comparable restaurant sales in YTD 2004 Q3 increased 3.6%, an improvement over the (0.1%) decrease in YTD 2003 Q3.

•                  Revenues increased 21.9% in YTD 2004 Q3 primarily due to the revenues generated by the nine company-owned additional restaurants opened since YTD 2003 Q3 coupled with our 3.6% positive comparable restaurant sales.

•                  General and administrative expenses as a percentage of revenues increased to 4.9% in YTD 2004 Q3 from 4.3% in YTD 2003 Q3 due to incremental expenses, consisting primarily of additional salary expenses associated with the oversight and administrative support of nine additional company-owned restaurants opened since 2003 Q3 and higher administrative and operating costs of being a public company.

Corporate Reorganization and Initial Public Offering

In connection with our reorganization merger on July 20, 2004 and initial public offering on July 23, 2004, we:

•                    Issued 7,179,357 shares of common stock to the former holders of units of  McCormick & Schmick Holdings LLC, not including 602,992 shares issuable upon exercise of warrants at a nominal exercise price to The Bell Atlantic Master Trust.

•                    Issued 6,000,000 shares at $12.00 per share, raising approximately $64.9 million after underwriting discounts and transaction costs.

•                    Repaid $51.5 million of indebtedness on our then existing credit facility with the proceeds raised in the public offering and from $18.3 million in loans under our new $50.0 million credit facility.

•                    Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of our subsidiary.

•                    Paid $2.8 million in connection with the termination of management agreements with BRS and Castle Harlan and covenant not to compete agreements with our founders, William P. McCormick and Douglas L. Schmick.

We incurred expenses relating to the redemption of all of the 13% senior exchangeable preferred stock of our subsidiary in the amount of $3.4 million and wrote-off previously capitalized costs from our terminated revolving credit facility in the amount of $1.3 million ($0.9 million net of tax) in Q3 2004.

RESULTS OF OPERATIONS

The following table presents the results of operations, in dollars and as a percentage of revenues, for each of the thirteen week and thirty-nine week periods ended September 25, 2004 and September 27, 2003.

	Thirteen week periods ended				Thirty nine week periods ended
	September 25, 2004		September 27, 2003		September 25, 2004		September 27, 2003
(Unaudited, dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$59,597	100.0	$48,895	100.0	$173,833	100.0	$142,586	100.0
Restaurant operating costs
Food and beverage	17,776	29.8	14,522	29.7	51,993	29.9	42,082	29.5
Labor	19,013	31.9	15,488	31.7	55,555	32.0	45,061	31.6
Operating costs	8,947	15.0	7,274	14.9	25,557	14.7	21,167	14.8
Occupancy	5,137	8.6	3,938	8.1	14,780	8.5	11,513	8.1
Total restaurant operating costs	50,873	85.4	41,222	84.3	147,885	85.1	119,823	84.0
General and administrative expenses	3,298	5.5	2,126	4.3	8,469	4.9	6,083	4.3
Restaurant pre-opening costs	95	0.2	635	1.3	2,083	1.2	746	0.5
Depreciation and amortization	2,647	4.4	2,406	4.9	8,110	4.7	7,078	5.0
Management fees and covenants not to compete	0	0	637	1.3	4,240	2.4	1,911	1.3
Total costs and expenses	56,913	95.5	47,026	96.2	170,787	98.2	135,641	95.1
Operating income	2,684	4.5	1,869	3.8	3,046	1.8	6,945	4.9
Interest expense	569	1.0	703	1.4	2,366	1.4	2,303	1.6
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,693	6.2	950	1.9	5,759	3.3	950	0.7
Write-off of deferred loan costs on early extinguishment of debt	1,288	2.2	0	0	1,288	0.7	0	0
Income (loss) before income tax expense and accrued dividends and accretion on mandatorily redeemable preferred stock	(2,866)	(4.8)	216	0.4	(6,367)	(3.7)	3,692	2.6
Income tax expense (benefit)	228	0.4	809	1.7	(188)	(0.1)	3,220	2.3
Accrued dividends and accretion on mandatorily redeemable preferred stock	0	0	0	0	0	0	1,832	1.3
Net loss	$(3,094)	(5.2)	$(593)	(1.2)	$(6,179)	(3.6)	$(1,360)	(1.0)

Description of Terms

                Revenues consist of revenues from comparable restaurants, new restaurants and management agreements. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. New restaurant revenues include revenues from restaurants we opened during the period under discussion.

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

2004 Q3 Compared to 2003 Q3

                Revenues.    Revenues increased by $10.7 million, or 21.9%, to $59.6 million in 2004 Q3 from $48.9 million in 2003 Q3. This increase was attributable to revenues of $7.4 million generated by the eight restaurants opened in 2004, and $3.3 million in incremental revenues from restaurants opened before 2004, including comparable restaurants. Comparable restaurant sales were positive 1.6% in 2004 Q3. We experienced a 3.5% decrease in customer counts.

Food and Beverage Costs.    Food and beverage costs increased by $3.3 million, or 22.4%, to $17.8 million in 2004 Q3 from $14.5 million in 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3. Food and beverage costs as a percentage of revenues increased slightly to 29.8% in 2004 Q3 from 29.7% in 2003 Q3. The increase was primarily related to product handling inefficiency at the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower raw product yields during the first year of operations as the new employees learn our operating model. Due to the higher number of restaurant openings in 2004 compared to 2003, we expect this trend in food and beverage cost to continue for the remainder of 2004.

                Labor Costs.    Labor costs increased by $3.5 million, or 22.8%, to $19.0 million in 2004 Q3 from $15.5 million in 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3. Labor costs as a percentage of revenues increased to 31.9% in 2004 Q3 from 31.7% in 2003 Q3. The increase was primarily related to labor inefficiencies experienced by the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower productivity and higher training costs during the first year of operations as the new employees learn our operating model.

                Operating Costs.    Operating costs increased by $1.7 million, or 23.0%, to $8.9 million in 2004 Q3 from $7.3 million in 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3. Operating costs as a percentage of revenues was 15.0%and 14.9% for 2004 Q3 and 2003 Q3, respectively.

                Occupancy Costs.    Occupancy costs increased by $1.2 million, or 30.4%, to $5.1 million in 2004 Q3 from $3.9 million in 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3. Occupancy costs as a percentage of revenues increased to 8.6% in 2004 Q3 from 8.1% in 2003 Q3. Occupancy costs for the nine company-owned restaurants opened after 2003 Q3 are running higher as a percentage of revenues. Due to their early stage of maturity, these restaurants are experiencing lighter sales resulting in a higher rent expense as a percentage of revenues. We expect occupancy costs as a percentage of revenue to decrease as the new restaurants mature and their revenues increase.

                General and Administrative Expenses.    General and administrative expenses increased by $1.2 million, or 55.1%, to $3.3 million in 2004 Q3 from $2.1 million in 2003 Q3. This increase was primarily due to higher corporate expenses, such as director and officers insurance premiums, investor support services, and regulatory and exchange fees, resulting from being a public company, and the addition of corporate, administrative and senior operations personnel to accommodate our growth in 2003 and 2004. In addition, general and administrative costs were impacted by higher training costs to prepare new management for the nine new company-owned restaurant openings since 2003 Q3.  General and administrative expenses as a percentage of revenues increased to 5.5% in 2004 Q3 from 4.3% in 2003 Q3.

                Restaurant Pre-Opening Costs.    There were no restaurant openings in 2004 Q3 and the $0.1 million in pre-opening costs relate to the one company-owned restaurant opened in October 2004. Our target is to keep total pre-opening costs per restaurant at approximately $350,000 per opening. 2003 Q3 pre-opening costs relating to the two company-owned restaurants opened in 2003 Q3 were $0.6 million.

                Depreciation and Amortization.    Depreciation and amortization increased by $0.2 million, or 10.0%, to $2.6 million in 2004 Q3 from $2.4 million in 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3.

                Management Fees and Covenants Not to Compete.    In 2004 Q3 there were no management fees or covenant not to compete payments paid to BRS and Castle Harlan, Inc. or to William P. McCormick and Douglas L. Schmick because these agreements were terminated effective June 25, 2004 in connection with our public offering.  In 2003 Q3, we recognized as expense an aggregate of $0.5 million in management fees paid to BRS and Castle Harlan, Inc. and an aggregate of $0.1 million paid to William P. McCormick and Douglas L. Schmick pursuant to covenant not to compete agreements.

                Income Tax Expense.    We recorded a tax expense of $0.2 million in 2004 Q3 which is approximately 28.0% of our income  for the quarterly period prior to accrued dividends and accretion on Mandatorily Redeemable Preferred Stock, which is not deductible for income tax purposes.

                Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.    Dividends and accretive rights of our subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our public offering were used to redeem the preferred stock. See “Liquidity and Capital Resources.”  We recognized expenses of $3.7 million including $3.4 million for the redemption of the preferred stock and $0.9 million in 2004 Q3 and 2003 Q3, respectively, relating to the dividends and accretive rights.

                Net Loss.    Net loss increased $2.5 million to ($3.1) million in 2004 Q3 from ($0.6) million in 2003 Q3. The increase was primarily due to the $3.4 million and $1.3 million ($0.9 million net of tax) non-recurring expenses for the redemption of all of the 13% senior exchangeable preferred stock of our subsidiary and write-off of deferred loan costs related to the expensing of previously capitalized costs from our terminated credit facility respectively, coupled with $1.2 million in incremental general and administrative expenses incurred to support restaurant openings subsequent to 2003 Q3 coupled with higher costs associated with being a public company, partially offset by the benefit of higher revenues and lower income taxes.

YTD 2004 Q3 Compared to YTD 2003 Q3

Revenues.   Revenues increased by $31.2 million, or 21.9%, to $173.8 million in YTD 2004 Q3 from $142.6 million in YTD 2003 Q3. This increase was attributable to revenues of $17.0 million generated by the eight restaurants opened in 2004, and $14.2 million in incremental revenues from restaurants opened before 2004, including comparable restaurants. Comparable restaurant sales were positive 3.6% in YTD 2004 Q3.  We experienced a 0.4% decrease in customer counts.

Food and Beverage Costs.    Food and beverage costs increased by $9.9 million, or 23.6%, to $52.0 million in YTD 2004 Q3 from $42.1 million in YTD 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since Q3 2003. Food and beverage costs as a percentage of revenues increased slightly to 29.9% in YTD 2004 Q3 from 29.5% in YTD 2003 Q3.  The increase was primarily related to product handling inefficiency at the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower raw product yields during the first year of operations as the new employees learn our operating model. Due to the higher number of restaurant openings in 2004 compared to 2003, we expect this trend in food and beverage cost to continue for the remainder of 2004.

                Labor Costs.    Labor costs increased by $10.5 million, or 23.3%, to $55.6 million in YTD 2004 Q3 from $45.1 million in YTD 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3. Labor costs as a percentage of revenues increased to 32.0% in YTD 2004 Q3 from 31.6% in YTD 2003 Q3. The increase was primarily related to labor inefficiencies experienced by the eight company-owned restaurants opened in 2004. Typically, new restaurants experience lower productivity and higher training costs during the first year of operations as the new employees learn our operating model.

                Operating Costs.    Operating costs increased by $4.4 million, or 20.7%, to $25.6 million in YTD 2004 Q3 from $21.2 million in YTD 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3. Operating costs as a percentage of revenues decreased to 14.7% in YTD 2004 Q3 from 14.8% in YTD 2003 Q3.  Several of the operating costs included in this cost category are either fixed or semi-variable. As a result, operating costs as a percentage of revenues decreased due to the 3.6% increase in comparable restaurant sales in YTD 2004 Q3.

                Occupancy Costs.    Occupancy costs increased by $3.3 million, or 28.4%, to $14.8 million in YTD 2004 Q3 from $11.5 million in YTD 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3. Occupancy costs as a percentage of revenues increased to 8.5% in YTD 2004 Q3 from 8.1% in YTD 2003 Q3. Occupancy costs for the nine new company-owned restaurants opened after 2003 Q3 are running higher as a percentage of revenues. Due to their early stage of maturity, these restaurants are experiencing lighter sales resulting in a higher rent expense as a percentage of revenue. We expect occupancy costs as a percentage of revenue to decrease as the new restaurants mature and their revenues increase.

                General and Administrative Expenses.    General and administrative expenses increased by $2.4 million, or 39.2%, to $8.5 million in YTD 2004 Q3 from $6.1 million in YTD 2003 Q3. This increase was primarily due to higher corporate expenses, such as director and officers insurance premiums, investor support services, and regulatory and exchange fees, resulting from being a publicly traded company, and the addition of corporate, administrative and senior operations personnel to accommodate our growth in 2003 and 2004. In addition, general and administrative costs were impacted by higher training costs to prepare new management for the eight new company-owned restaurant openings in YTD 2004 Q3.  General and administrative expenses as a percentage of revenues increased to 4.9% in YTD 2004 Q3 from 4.3% in YTD 2003 Q3.

                Restaurant Pre-Opening Costs.    YTD 2004 Q3 pre-opening costs relating to the eight company-owned restaurants opened in the period were $2.1 million. We have opened an additional company-owned restaurant in October 2004. Our target is to keep total pre-opening costs per restaurant at approximately $350,000 per opening. There were $0.7 million in expenses related to the two restaurants we opened in YTD 2003 Q3.

                Depreciation and Amortization.    Depreciation and amortization increased by $1.0 million, or 14.6%, to $8.1 million in YTD 2004 Q3 from $7.1 million in YTD 2003 Q3. This increase was primarily related to the nine company-owned restaurants opened since 2003 Q3.

                Management Fees and Covenants Not to Compete.    In YTD 2004 Q3, we expensed an aggregate of $3.3 million in management fees to BRS and Castle Harlan, Inc. and an aggregate of $0.9 million to William P. McCormick and Douglas L. Schmick pursuant to covenant not to compete agreements. These agreements were terminated effective June 25, 2004 in connection with our public offering for an aggregate payment of $2.8 million and expensed in the second quarter of 2004. In YTD 2003 Q3, we expensed $1.6 million in management fees to BRS and Castle Harlan, and an aggregate of $0.3 million to William P. McCormick and Douglas L. Schmick pursuant to these agreements.  We will not incur any future expenses related to these agreements.

                Income Tax Expense.    We recorded a tax benefit of $0.2 million in YTD 2004 Q3, which is approximately 31.0% of our estimated tax loss for the period prior to accrued dividends and accretion on Mandatorily Redeemable Preferred Stock, which is not deductible for income tax purposes.  We recorded a tax expense of $3.2 million in YTD 2003 Q3.

                Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.    Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our public offering were used to redeem the preferred stock. See “Liquidity and Capital Resources.”  We recorded $5.8 million and $1.0 million of expenses in YTD 2004 Q3 and YTD 2003 Q3, respectively, including $3.4 million for the additional accretion  related to the redemption of the preferred stock.

                Net Loss.    Net loss increased $4.8 million to ($6.2) million in YTD 2004 Q3 from ($1.4) million in YTD 2003 Q3. The increase was primarily due to the $3.4 million and $1.3 million non-recurring expenses for the redemption of all of the 13% senior exchangeable preferred stock of our subsidiary and write-off of deferred loan costs related to the expensing of previously capitalized costs from our terminated credit facility respectively, the $2.8 million non-recurring expense for the termination of the covenant not to compete agreements, the increase of $1.3 million in pre-opening costs associated with eight new company-owned restaurants in YTD 2004 Q3, coupled with a $2.4 million incremental general and administrative expenses incurred to support restaurant openings subsequent to 2003 Q3 coupled with higher costs associated with being a publicly traded company, partially offset by the benefit of higher revenues and lower income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for new restaurant construction, working capital and general corporate needs. Historically, our main sources of liquidity and capital have been cash provided by operating activities and borrowings under credit facilities.  On July 23, 2004 we completed our initial public offering in which we sold 6,000,000 shares at $12.00 per share, raising approximately $64.9 million after underwriting discounts and transaction costs.  With the proceeds and an $18.3 million loan from a new revolving credit facility, we retired our then existing revolving facility of $51.5 million, redeemed all of the outstanding 13% senior exchangeable preferred stock of our subsidiary for $28.9 million, and paid $2.8 million to terminate, as of June 25, 2004, management and covenant not to compete agreements with affiliated parties.

The table below summarizes our sources and uses of cash for the 39 weeks ended September 25, 2004 and September 27, 2003, respectively.

	Thirty-nine week periods ended
(Unaudited, dollars in thousands)	September 25, 2004	September 27, 2003

Net cash provided by operating activities	$9,345	$12,805
Net cash used in investing activities	(20,137)	(11,117)
Net cash provided by (used in) financing activities	10,912	(2,210)
Net increase (decrease) in cash	$120	$(522)

                Net cash provided by operating activities was $9.3 million for YTD 2004 Q3 compared to $12.8 million for YTD 2003 Q3. The decrease in net cash provided by operating activities was primarily due to a $3.9 million decrease in operating income resulting from a $2.3 million increase in management fees and covenant not to compete payments coupled with a $1.3 million increase in pre-opening expenses in the YTD 2004 Q3 period.

                Net cash used in investing activities was $20.1 million for YTD 2004 Q3 compared to $11.1 million for YTD 2003 Q3. The increase in net cash used in investing activities in YTD 2004 Q3 resulted mainly from the acquisition of equipment and leasehold improvements for eight company-owned restaurants opened in the period. We opened two restaurants in YTD 2003 Q3. We use cash for tenant improvements and equipment to open new restaurants and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and/or existing restaurant capacity expanded during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

                Net cash provided by financing activities was $10.9 million in YTD 2004 Q3 compared to $2.2 million net cash used by financing activities in YTD 2003 Q3.  In our initial public offering, 6,000,000 common shares were issued at $12.00 per share, providing cash of approximately $64.9 million after underwriting discounts and transaction costs.   Additionally, we used $28.9 million to redeem all of the 13% senior exchangeable preferred stock of a LLC subsidiary.  There was $21.5 million of net payments under our revolving credit facility in YTD 2004 Q3 compared to $2.0 million of net borrowings in YTD 2003 Q3. In YTD 2004 Q3,   we used $2.5 million to reduce book overdrafts. In YTD 2003 Q3, we used $5.0 million to reduce long-term debt.

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

In connection with our public offering, on July 23, 2004 we secured a new facility under which the maximum amount we may borrow is $50.0 million. In connection with the termination of our prior revolving credit facility, we recognized as expense the remaining deferred financing costs of approximately $1.3 million in 2004 Q3. We borrowed approximately $18.3 million under the new credit facility at the closing of our initial public offering.  Loans under this revolving credit facility bear interest at either a “base rate,” which is the higher of Fleet’s announced annual variable interest “prime rate” or 0.25% plus the weighted average rate on overnight federal funds transactions with members of the Federal Reserve System, or a rate based on the Eurodollar rate. At our option, we may convert loans from one type of rate to the other. Loans are scheduled to mature on July 23, 2009.

                We have opened one restaurant in October 2004, for a total in 2004 of 10 (including one we began operating under a management agreement), and we expect to open seven restaurants in 2005 and at least eight in 2006.  We estimate that the pre-opening costs associated with each of these new restaurants will be approximately $350,000 and that restaurants generally ramp up to anticipated operating level by the end of their third year of operations.  We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to restaurant openings, for the next 24 months.

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

Equipment and Leasehold Improvements

                Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 10 years; furniture and fixtures—5 to 7 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants

We have opened eight restaurants and began operating an additional restaurant under a management contract in the first three quarters of 2004 and opened one additional restaurant in October 2004. This will be the most single-year restaurant openings we have had in our history. Our 2004 expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Our ability to raise capital in the future may be limited, which could adversely impact our growth

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events described in this Risk Factors section may require us to seek additional debt or equity financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Health concerns relating to the consumption of seafood or other food products could affect consumer preferences and could negatively impact our results of operations

We may lose customers based on health concerns about the consumption of seafood or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning the accumulation of mercury or other carcinogens in seafood, e-coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings about food products served by us or other health concerns or operating issues stemming from one of our restaurants. In addition, we cannot guarantee that our operational controls and training will be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in guest traffic to our restaurants and could have a material adverse effect on our business.

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

Restaurant companies have been the target of class-actions and other lawsuits alleging, among other things, violation of federal and state law

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We offer no assurance that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

Fluctuations or decreases in the trading price of our common stock may adversely affect your ability to trade your shares. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management’s attention and resources that would otherwise be used to benefit the future performance of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 25, 2004, the date of the interim balance sheet, there was no material change in the market risk disclosed in Amendment No. 5 to the Registration Statement on Form S-1 dated July 20, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                At September 25, 2004, there was no material change in the litigation matters disclosed in our Registration Statement on Form S-1 and no new material litigation.

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food-quality, health or operational concerns.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

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

10.1                           Revolving Credit Agreement, dated as of July 23, 2004, by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries, Fleet National Bank, as Administrative Agent, Banc of America Securities LLC, as Arrangers, and specified other lenders; Amendment to Post-Closing Delivery Requirements dated October 12, 2004 by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries and Fleet National Bank as Administrative Agent and Lender.

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

McCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

Date: November 5, 2004	By:	/s/ SAED MOHSENI
Saed Mohseni
Chief Executive Officer
(principal executive officer)

Date: November 5, 2004	By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer and Vice President of Finance
(principal financial and accounting officer)