Form 10-K
period 2004-12-25
McCormick & Schmicks Seafood Restaurants Inc.
filed 2005-04-08
CIK 1288741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-50845

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on December 23, 2004 on The Nasdaq Stock Market’s National Market) was $76.4 million. All named executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission with respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 13,782,350 shares of common stock outstanding as of April 5, 2005.

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2005 annual meeting of stockholders.

i

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding the expected number of future restaurant openings and expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Factors That May Affect Our Business and the Price of Our Stock” in Part II—Item 7.

Our actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy elsewhere in this report as a result, among other things, of the following:

•       The restaurant industry is highly competitive with many well-established competitors;

•       Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of price increases); local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs, including construction and real estate costs;

•       Our results can be affected by consumer perception of food safety;

•       Our ability to expand is dependent upon factors such as the availability of attractive sites for new restaurants at acceptable prices, ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing which could delay construction, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, and the ability to recruit and train skilled management and restaurant employees;

•       Price and availability of commodities, including but not limited to items such as seafood, shrimp, beef, chicken, pork, dairy, potatoes, onions and energy supplies are subject to fluctuation and could increase or decrease more than we expect; and/or

•       Weather and other acts of God could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time.

Restatement of Financial Statements

We have restated the consolidated balance sheet as of December 27, 2003 and the consolidated statements of operations, members’ and stockholders’ equity, and comprehensive income (loss) and cash flows for the years ended December 27, 2003 and December 28, 2002 in this Annual Report on Form 10-K. In addition, we have restated the unaudited quarterly consolidated statements of operations, unaudited quarterly consolidated balance sheets and unaudited quarterly statements of cash flows for the first three quarters of fiscal 2004. A detailed discussion of the impact of the restatement is in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Information,” and Note 2 to the Consolidated Financial Statements in Part II—Item 8. The

impact of the restatement on periods prior to fiscal 2002 has been reflected as an adjustment to retained earnings as of December 30, 2001 in the accompanying consolidated statements of members’ and stockholders’ equity, and comprehensive income (loss). We have also restated the selected financial information for 2000, 2001, 2002 and 2003 in Part II—Item 6, “Selected Consolidated Financial and Operating Data.” The restatement corrects our historical accounting for operating leases. The restatement adjustments are non-cash and had no impact on revenues, comparable store sales or cash and cash equivalents.

We have not amended our reports previously filed under the Securities Exchange Act of 1934, and therefore the financial statements and related financial information contained in those reports should no longer be relied upon and are superceded by the financial statements and financial information in this Annual Report on Form 10-K.

Reorganization in Connection with Initial Public Offering

In connection with our initial public offering in July 2004, we converted McCormick & Schmick Holdings LLC, a Delaware limited liability company, into McCormick & Schmick’s Seafood Restaurants, Inc., a Delaware corporation. Because our operations are conducted by wholly owned subsidiaries, the conversion did not affect our financial statements, except with respect to information regarding the membership units in McCormick & Schmick Holdings LLC. Except where specifically noted, references in this Annual Report on Form 10-K to “we” or to “the Company” means McCormick & Schmick Holdings LLC for periods before July 20, 2004 and McCormick & Schmick’s Seafood Restaurants, Inc. for periods on and after July 20, 2004.

PART I

ITEM 1.                BUSINESS

Overview

We are a leading national seafood restaurant operator in the affordable upscale dining segment. Over the past 33 years, we have successfully grown our business to 52 restaurants in 22 states by focusing on serving a broad selection of fresh seafood.

Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of international, national, regional and local species of seafood. Our signature “Fresh List,” prominently displayed at the top of our daily-printed menu, features 30 to 40 varieties of fresh seafood, based on product availability, price and customer preferences. We also offer alternatives to seafood, including prime aged beef, creative salads and fresh pasta dishes.

Our restaurants are designed to capture the distinctive characteristics of each local market, positioning us to compete successfully in a sector comprised primarily of locally owned and operated seafood restaurants. We seek to create an inviting atmosphere which allows us to attract a diverse customer base of men and women, primarily ages 30 to 60, typically college-educated and in the middle to upper-middle income brackets. We believe the combination of our restaurant atmosphere and our extensive menu offering and broad range of price points appeals to a diverse customer base from casual diners, families and tourists to business travelers and special occasion diners.

Restaurant Industry Overview

General

According to the National Restaurant Association (“NRA”) the restaurant industry represents approximately 4.0% of the U.S. gross domestic product. The NRA forecasts restaurant industry sales in the United States will continue to rise in 2005, reaching $476 billion. The NRA estimates that the U.S. restaurant industry today encompasses approximately 900,000 full-service restaurants, a number which is expected to grow to over 1,000,000 by 2010.

The NRA also estimates:

•       total sales in the U.S. restaurant industry for 2004 exceeded $453 billion, marking 13 consecutive years of growth;

•       sales in the full-service segment of the U.S. restaurant industry grew approximately 5.4% between 2003 and 2004, reaching over $157 billion in 2004; and

•       sales at full-service restaurants are expected to increase approximately 5.0% in 2005 to $165 billion.

Technomic, Inc., a national consulting and research firm, forecasts sales at U.S. full-service restaurants to grow at a compounded annual rate of 5.5% from 2002 through 2007, compared to forecasted compounded annual growth of 5.0% for the total U.S. restaurant industry for the same period. According to Technomic, the varied menu category within the full-service restaurant segment of the U.S. restaurant industry, which includes McCormick & Schmick’s, is projected to grow at an 8.5% compounded annual growth rate from 2002 through 2007, the highest projected compounded annual growth rate over that period for all menu categories. In addition, Technomic anticipates that the seafood marketplace will benefit on a continuing long-term basis as consumers show a greater interest in better health and specialized diets.

The Seafood Restaurant Segment

Americans consumed 4.7 billion pounds of seafood in 2003, an increase of 4.8% compared to the previous year. The National Fisheries Institute, Inc. expects worldwide per capita consumption of seafood to grow by 40.0% over the next ten years.

The National Fisheries Institute, Inc. believes the growing consumption of seafood in the United States is in large part due to current increased dietary concerns among customers and the general perception of seafood as a healthy dining alternative. In addition to the health attributes of seafood, we believe consumers generally consider the preparation of high quality seafood at home to be more challenging; hence the increased appeal of seafood restaurants.

Our Strengths

We believe we are the only high quality seafood restaurant that operates on a national scale for various reasons, including the following:

•       developing and maintaining consistent, reliable sources of high quality, fresh seafood is difficult;

•       it is often not possible to hedge effectively against increases in seafood costs;

•       the preparation and handling of seafood are more complicated than for other types of cuisine; and

•       consumer tastes in seafood products vary from region to region.

We believe we have successfully addressed these operational barriers and differentiated ourselves from our competitors by focusing on the following core strengths of our business model.

Fresh Seafood

Our primary business focus for more than 33 years has been to consistently offer a broad selection of fresh seafood, which we believe commands strong loyalty from our customers. Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of nationally available species such as Atlantic lobster, Dungeness crab and Alaskan halibut, as well as seasonal products such as wild King salmon, Columbia River sturgeon, Sashimi grade tuna, exotic Hawaiian catch and an extensive variety of cold water oysters. The executive chef and general manager at each of our restaurants tailor the menu, at least once daily, based on the availability of different species of fresh seafood, price and customer preferences.

We believe we successfully differentiate our concept from both independent local seafood restaurants and national and regional seafood restaurant chains by including in our daily-printed menu our signature “Fresh List” of typically 30 to 40 fresh seafood items, sourced from throughout the United States and from select international locations. We are able to offer a wide variety of consistently fresh, high quality seafood through our close relationships with reputable local and national seafood vendors. We encourage our vendors to adopt preferred and sustainable fishing practices to guarantee the current and future quality and supply of our seafood. During our daily “fresh talk,” the executive chef at each of our restaurants educates our restaurant staff on the menu items of the day so we can effectively communicate the sourcing, freshness, quality and method of preparation of our products to our customers.

Attraction of Our Full-Service Bar

We consider our bar operations to be an integral part of the “McCormick & Schmick’s” brand and central to our broad appeal. We believe the success of our first restaurant, Jake’s Famous Crawfish, was largely driven by its bar operation, which enhanced the dining room business by creating a social forum and building clientele. Our bar operation remains a cornerstone of our restaurant concept, showcasing our commitment to traditionalism and quality. We attract patrons to our bar as a final destination, where they can enjoy a broad selection of liquors, wines and beers in a traditional yet lively environment. Our cocktail drinks are created using traditional methods and are hand-shaken, hand-poured and made with freshly squeezed juices, underlining our focus on product quality. We also offer value-priced items from our full restaurant menu at our bars, which tends to attract younger customers whom we aim to develop into regular restaurant customers.

As a result of our focus on our bar operations as an integral part of our business, our bars drive sales to our restaurants. We run our bar operations as a profit center. In 2004, alcohol sales, predominantly from our bar, accounted for approximately 29% of our revenues and contributed higher gross margins than food sales, allowing us the flexibility to offer lower prices on some of our menu items, which helps us maintain our broad appeal.

Broad Appeal of Our Concept

We believe we appeal to a broad range of customers by providing an attractive price-value proposition, with prices that are generally more affordable than those of our upscale competitors. Additionally, we believe we offer superior service to that of most casual dining operators. The price of a typical meal, including beverages, ranges from $17.00 to $25.00 for lunch and $31.00 to $60.00 for dinner, with an average of approximately $22.00 and $45.00, respectively. Over the past few years, we have enhanced our menu to offer our customers a more affordable dining option by including a selection of lower priced items on our menu. For example, we offer a variety of lunch specials starting at $5.95. We believe even the price sensitive diner values our superior service, and we have received recognition from our customers and industry awards for our service quality.

The combination of our high quality seafood, pricing strategy and customer service enables us to attract a broad customer demographic. Most of our customers are 30 to 60 years old, primarily college-educated, in the middle to upper-middle income brackets and split relatively evenly between male and female customers, with a significant number of our customers comprising the post-war baby boomer generation. These baby boomers, who are the largest segment of the U.S. population (approximately 26% of the total) and a primary driver in the restaurant industry, generally have the greatest level of disposable income and tend to be more focused on better health and specialized diets than other age groups. As our core customers, we believe baby boomers typically prefer restaurants that offer higher quality food items, stronger flavor profiles and wider menu diversity. In addition to this core customer base, our bar operations allow us to also capture the 25 to 35 year old professionals, positioning us to attract a younger clientele as dedicated restaurant customers.

Our broad appeal is supported by our catering and banquet services which we offer both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2004, banquets accounted for approximately 10% of our revenues.

Entrepreneurial Culture with Corporate Control

A key component of our success for over 33 years and under successive owners has been our commitment to promoting and sustaining an entrepreneurial culture throughout our restaurants while maintaining strong corporate oversight and financial controls. Within this strong corporate infrastructure, each restaurant has profit and loss responsibility and a high degree of operating autonomy. The executive chef and general manager at each restaurant have the flexibility, within clearly defined corporate guidelines, to structure menus to cater to customer preferences in that restaurant’s market and respond to changes in product availability and market conditions. We offer quarterly and annual cash performance incentives to exempt employees at the restaurant level based on the unit’s revenues, profitability and costs, compliance with corporate administrative and payroll guidelines, and the success of other initiatives, such as local community involvement.

We believe our entrepreneurial culture helps us to attract and retain highly qualified and motivated individuals. We have historically retained substantially all of our regional chefs and regional managers and our retention rate for our unit general managers and executive chefs is approximately 80%. We believe our decentralized, employee-oriented, entrepreneurial culture creates a sense of pride in our company and allows us to ensure quality service execution at the restaurant level. We believe the stability of our management team and operating personnel, coupled with our disciplined but entrepreneurial culture, position us for the continued success and growth of our concept.

Portability of Our Brand

We have expanded the McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed successfully with both national and regional restaurant chains and independent local operators, due in part to the flexibility of our real estate model and our nationwide infrastructure. We operate 52 restaurants in 22 states across the United States and plan to open 20 to 25 additional restaurants over the next three years.

Our restaurants are designed to have broad consumer appeal. We customize our restaurant design and appearance to appeal to local consumer affinities and preferences, and have many restaurants located in buildings that have local significance, including some historic buildings. We have a proven track record of successfully opening restaurants in a variety of sizes, typically ranging from 6,000 to 14,000 square feet and in a number of real estate formats, including both freestanding and in-line locations. We believe the flexibility of our real estate model is a competitive advantage, allowing us to cost-effectively and opportunistically open restaurants in attractive markets without being constrained by a standard prototype or other limiting real estate factors.

We compete on a unit-by-unit basis with independent local restaurant operators while leveraging the operating strengths of our national infrastructure. We have successfully executed our concept at the local level while maintaining quality and consistency on a national basis in a manner that is not formulaic and that enables us to celebrate the uniqueness of each of our markets. We believe the breadth and scale of our restaurant operations and our 33 year experience in the business gives us a competitive advantage in terms of the quality, sourcing and freshness of our menu offerings, and the flexibility of price points, making our model difficult to replicate. This competitive advantage contributes to our brand’s reputation for quality and service in the affordable upscale dining sector, which we believe commands strong loyalty from our customers.

Our Growth Strategy

We believe our flexible business model, combined with our fresh menu offerings, professional customer service and inviting restaurant environment, provide us with significant opportunities to further grow our business. Key elements of our growth strategy include the following:

Expansion in Existing Markets

We remain focused on the disciplined growth of our McCormick & Schmick’s brand in our existing markets. We believe we have established the necessary market analysis and site selection procedures for identifying new unit opportunities in these markets. In particular, we will continue to evaluate opportunities in affluent suburban areas near existing units in downtown areas to better diversify our presence in existing markets. This strategy enables us to achieve a higher degree of market penetration and brand awareness, resulting in increased repeat business from our broad and diverse customer base. Additionally, we will further leverage the economies of scale of our operations to enhance our competitive advantage against independent local competitors, principally in the areas of advertising, purchasing and distribution infrastructure. We intend to open three additional restaurants in existing markets in 2005.

Entry into New Markets

In selecting new market opportunities, we continue to focus on downtown and affluent suburban areas that have large middle to upper-middle income populations, have high customer traffic from thriving businesses or retail markets, and that are convenient for and appealing to business and leisure travelers. We will continue to promote the McCormick & Schmick’s brand image and our broad appeal by opening new restaurants in prime real estate locations and by customizing each new restaurant to the local market. We intend to open four additional restaurants in new markets in 2005.

Capture of Ancillary Business Opportunities

We will continue to pursue secondary opportunities that are complementary to our primary concept and further our growth objectives. We operate three restaurants under the name M&S Grill and one under the name Jake’s Grill, each of which offers an alternative menu to that of our seafood restaurants. These restaurants are located near our existing seafood restaurants to take advantage of management and operating efficiencies. We will also continue to consider catering opportunities and management agreements with hotels. We believe entering into management agreements with hotels gives our brand additional exposure to business and leisure travelers, requires minimal initial investment and is therefore low-risk, and is profitable. We currently operate two restaurants under management agreements with hotels.

Unit Level Economics

Our average investment per restaurant opened since 1997 has been approximately $2.9 million, including leasehold improvements, furniture, fixtures and equipment, and net of landlord incentive allowances. As a result of the reduction in the size of our restaurant prototype, to facilitate our entry into a greater variety of markets and provide us with increased flexibility with site selection, we anticipate that our average investment per restaurant will be approximately $2.4 million going forward, consistent with the average investment incurred for the restaurants we opened in 2004. We believe our focus on a traditional décor has allowed us to benefit from lower restaurant-level maintenance or upgrade costs than those incurred by our competitors.

Average unit volume for restaurants opened from 1997 through 2001 was approximately $5.5 million by the third year of operations. These restaurants were, on average, approximately 10,800 square feet each. Since the beginning of 2002, we have opened 15 new restaurants, which averaged approximately 7,900 square feet each. Consequently, our growth model assumes average unit volumes for our new, smaller restaurants of $4.4 million by the third year of operations.

Menu, Food Preparation, Quality Control and Purchasing

Most of our menu items are prepared from scratch daily at each restaurant and each order is assembled when the order is placed with the kitchen staff. Each restaurant has an executive chef responsible for overseeing kitchen operations, including planning the daily-printed menu and ordering necessary ingredients and supplies. Each executive chef is assisted by two to four sous chefs, who help to manage food preparation and service timing.

We maintain strict quality standards at all of our restaurants. We expect each of our employees to adhere to these standards, and it is the responsibility of the general manager and the executive chef at each restaurant to ensure these standards are upheld. We are committed to providing our guests with high quality, fresh products and superior service. We regularly hold senior management meetings designed to re-emphasize McCormick & Schmick’s philosophy, culture, standards of operation and culinary development. Through use of our standard training materials and our commitment to the hiring, development and training of chefs, we are able to maintain high standards and guidelines for our regularly purchased seafood species.

At the restaurant level, purchasing is primarily directed by the executive chef, who is trained in our purchasing practices and philosophy and is supervised by an experienced regional chef. To provide the freshest ingredients and products and to improve operating efficiencies between purchase and use, each executive chef determines the daily requirements for food ingredients, products and supplies. The executive chef orders accordingly from local suppliers and regional and national distributors. Fresh seafood is sourced through multiple vendors in varying geographic regions and delivered daily to each restaurant.

We encourage each of our restaurants to purchase seafood from a network of preferred vendors we have identified as consistently supplying seafood that meets our high standards. The identification and selection of seafood suppliers is reviewed regularly based on product quality, sanitation, fishing practices, pricing and customer service. We prefer suppliers who use day-boats rather than those who are at sea for multiple days because their product is typically fresher. Our national and regional presence allows us to achieve better quality and pricing terms for key products, such as fresh fin fish and shellfish, than most of our competitors. Other food products, such as prime beef and dry goods, are sourced primarily from SYSCO Corporation, a national food distributor, while liquor, beer and wine are purchased from local distributors. SYSCO accounted for approximately 13% of our food purchases in 2004. No other vendor accounted for more than 10% of our purchases in 2004.

Restaurant Design and Atmosphere

Our restaurant designs and décor are intended to capture distinctive attributes of each local market, varying from traditional New England-style fish houses to contemporary dinner houses with waterfront views. Some of our restaurants are located in historic buildings, which reinforces our commitment to local design elements and further promotes the appeal and ambience of our restaurants. Our flexible approach to our restaurant designs contributes to the uniqueness of each restaurant and allows us to successfully compete in a sector comprised primarily of independent, locally-owned and operated seafood restaurants.

Our restaurants are generally modeled after two styles:

•       “turn-of-the-century” style, which blends different types and colors of wood; and

•       classic art deco style.

Additionally, our interior décor fosters an inviting atmosphere that we believe is equally appealing to both men and women.

Our wait staff and bartenders are typically uniformed in traditional white jackets and black ties and are committed to providing our guests with service to further enhance their dining experience.

Our Full Service Bar

We believe the success of our first restaurant, Jake’s Famous Crawfish, was largely driven by its bar operation, which enhanced the restaurant’s dining room business by serving as a social forum and building clientele. Our bar operation remains a cornerstone of our restaurant concept and central to our broad appeal. We seek to attract patrons to our bar as a final destination, where they can enjoy a broad selection of liquors, wines and beers in a traditional yet lively environment. Our focus on traditional mixing methods reinforces our appeal and underlines our focus on product quality and professional service. Our cocktail drinks are hand-poured and shaken and all our juices are freshly squeezed. We also offer value-priced items from our full restaurant menu at our bars, which tends to attract younger customers whom we aim to develop into regular restaurant customers.

We operate our bars to drive sales to our restaurants. Each bar is a profit center, rather than a mere holding area for diners. In 2004, alcohol sales accounted for approximately 29% of our revenues in our restaurants and contributed higher gross margins than food sales, allowing us the flexibility to offer lower prices on some of our menu items, which helps us maintain our broad appeal.

Layout and Use of Space

Our restaurant model offers us the flexibility to open restaurants in prime downtown or suburban areas. We have a proven track record of opening restaurants in sizes typically ranging from 6,000 to 14,000 square feet and in a range of real estate formats, including both freestanding and in-line locations. We believe the flexibility of our real estate model is a competitive advantage, allowing us to cost-effectively and opportunistically open restaurants in attractive markets without being constrained by a standard prototype or other limiting real estate factors. Space in an 8,000 square foot restaurant, which represents a typical size for our current, smaller restaurant prototype, generally would be allocated in the following manner:

•       2,900 square feet dining room;

•       1,000 square feet bar area;

•       1,450 square feet food preparation and kitchen area;

•       950 square feet of storage and office space;

•       300 square feet customer entry/hostess area;

•       500 square feet of restrooms; and

•       900 square feet of circulation space.

Restaurant Locations, Lease Arrangements and Management Fee Arrangements

We operate 52 restaurants in 22 states. We lease all of our restaurant sites except for the two we operate under management agreements. Terms vary by restaurant, but we generally lease space for 10 to 20 years and negotiate one to three five-year renewal options.

Restaurant Name	City	Year Opened
Alabama
McCormick & Schmick’s Seafood Restaurant	Birmingham	2004
Arizona
McCormick & Schmick’s Seafood Restaurant	Phoenix	1999
California
McCormick & Schmick’s Seafood Restaurant	Irvine	1989
McCormick & Kuleto’s Seafood Restaurant	San Francisco	1991
McCormick & Schmick’s Seafood Restaurant	Los Angeles	1992
McCormick & Schmick’s Seafood Restaurant	Pasadena	1993
McCormick & Schmick’s A Pacific Seafood Grill	Beverly Hills	1994
McCormick & Schmick’s Seafood Restaurant	El Segundo	1998
Spenger’s Fresh Fish Grotto	Berkeley	1999
The Seafood Brasserie*	Santa Rosa	2002
McCormick & Schmick’s Seafood Restaurant	San Jose	2004
McCormick & Schmick’s Seafood Restaurant*	San Diego	2004
Colorado
McCormick’s Fish House & Bar	Denver	1987
McCormick & Schmick’s Seafood Restaurant	Denver	2004
District of Columbia
McCormick & Schmick’s Seafood Restaurant	Washington	1996
M&S Grill	Washington	1998
McCormick & Schmick’s Seafood Restaurant	Washington	2004
Florida
McCormick & Schmick’s Seafood Restaurant	Orlando	2002
Georgia
McCormick & Schmick’s Seafood Restaurant	Atlanta	2000
McCormick & Schmick’s Seafood Restaurant	Atlanta	2002
Illinois
McCormick & Schmick’s Seafood Restaurant	Chicago	1998
Maryland
McCormick & Schmick’s Seafood Restaurant	Baltimore	1998
McCormick & Schmick’s Seafood Restaurant	Bethesda	1999
M&S Grill	Baltimore	2003
Massachusetts
McCormick & Schmick’s Seafood Restaurant	Boston	2000
McCormick & Schmick’s Seafood Restaurant	Boston	2001
Michigan
McCormick & Schmick’s Seafood Restaurant	Troy	2001
Minnesota
McCormick & Schmick’s Seafood Restaurant	Minneapolis	2000

Restaurant Name	City	Year Open
Missouri
McCormick & Schmick’s Seafood Restaurant	Kansas City	2000
Nevada
McCormick & Schmick’s Seafood Restaurant	Las Vegas	1998
New Jersey
McCormick & Schmick’s Seafood Restaurant	Hackensack	2002
McCormick & Schmick’s Seafood Restaurant	Bridgewater	2003
New York
McCormick & Schmick’s Seafood Restaurant	New York	2004
Oregon
Jake’s Famous Crawfish	Portland	1972
McCormick & Schmick’s Seafood Restaurant	Portland	1979
McCormick’s Fish House & Bar	Beaverton	1981
McCormick & Schmick’s Harborside at the Marina	Portland	1985
Jake’s Grill / Jake’s Catering	Portland	1994
The Heathman Restaurant	Portland	2000
Pennsylvania
McCormick & Schmick’s Seafood Restaurant	Philadelphia	2001
Rhode Island
McCormick & Schmick’s Seafood Restaurant	Providence	2004
Texas
McCormick & Schmick’s Seafood Restaurant	Houston	1999
McCormick & Schmick’s Seafood Restaurant	Dallas	2003
McCormick & Schmick’s Seafood Restaurant	Austin	2004
Virginia
McCormick & Schmick’s Seafood Restaurant	Reston	1997
McCormick & Schmick’s Seafood Restaurant	McLean	2000
M&S Grill	Reston	2004
McCormick & Schmick’s Seafood Restaurant	Arlington	2004
Washington
McCormick’s Fish House & Bar	Seattle	1977
McCormick & Schmick’s Seafood Restaurant	Seattle	1984
McCormick & Schmick’s Catering at the Museum of Flight in Seattle	Seattle	1994
McCormick & Schmick’s Harborside on Lake Union	Seattle	1996

*We operate these restaurants under management agreements.

Site Selection

We believe our site selection strategy is critical to our growth strategy. We carefully consider potential markets and we devote substantial time and effort to evaluating each potential restaurant site. We identify new restaurant development opportunities through an established real estate broker network and developer relationships. Our site specifications are flexible and we believe we consider a broader range of possible locations than most of our regional and national competitors. The criteria we consider in developing our expansion plans and in siting new restaurants include:

•       population density and the income and educational level of the population;

•       competitive conditions and price points;

•       estimates of the return on investment;

•       available square footage and lease economics;

•       the proximity of hotels and office space and the density of pedestrian and vehicle traffic;

•       the suitability of the site for an affordable, upscale restaurant with a traditional ambience;

•       capacity expansion possibilities; and

•       management’s experience in the market and the locations of our existing restaurants.

A majority of our restaurants are located in high-traffic, metropolitan areas and several are located in historic buildings. We believe there are many additional markets that meet our demographic and geographic profiles.

Of our 52 restaurants, including the two we operate under management agreements, seventeen were opened within the last three years and twenty-six were opened within the last five years. Although our expansion has increased in the last five years, we believe it has been steady, controlled and prudent. We opened ten restaurants in 2004 and our plan for 2005 includes the opening of seven restaurants. We anticipate opening seven, eight and nine restaurants in 2006, 2007 and 2008, respectively. The typical lead-time from the selection of a location to the opening of a restaurant at that location is approximately twelve to fifteen months.

Marketing and Advertising

The goals of our marketing efforts are to:

•       increase comparable restaurant sales by attracting new guests;

•       increase the frequency of visits by our current guests;

•       support new restaurant openings to achieve sales and profit goals; and

•       communicate and promote the uniqueness, appeal, quality and consistency of our brand.

In 2004, our annual marketing expenditures, 93.0% of which were allocated at the local level, constituted approximately 2.3% of revenues.

Local Marketing

Approximately 60 days before a scheduled restaurant opening, our local public relations firms collaborate with the local media to publicize our restaurant opening and to generate awareness of our brand. For example, we typically host several social events in the local community to generate publicity before the official opening of a restaurant. Post-opening, we maintain a strong relationship with our public relations firms and remain focused on our commitment to promoting our brand in the local market through various programs, such as cooking demonstrations by our chefs or discussions on seafood and related offerings on local news broadcasts. We also advertise with local business journals in most urban markets, in addition to using local daily publications in almost all our markets.

We expect each of our restaurants to actively promote our special holiday programs and sponsor community events, such as donations, charitable organizations, non-profit organizations and visual and performing cultural arts activities. We believe that, in addition to benefiting our local communities, these activities generate positive media attention and publicity for our brand and enhance our local public image.

National Marketing

In 2004, we incurred approximately 20.0% of our advertising expenditures at the national level. Our national campaign focuses on national periodicals such as United Airlines’, Southwest Airlines’ and Alaska Airlines’ in-flight magazines and WHERE Magazine. Additionally, we advertise across the national network of The Business Journal publication.

To reinforce our broad differentiation, we highlight the breadth and freshness of our seafood, in both local and national advertising. We periodically offer promotional discount certificates and maintain contact with organizations in the travel and convention industries, such as hotels, travel agents, convention centers and local shops, to further enhance both brand and restaurant location awareness and to target specific guest groups.

Operations

Restaurant Management

Our restaurant operations are organized into three regions (West Coast, Southeast and Northeast), each with a vice president of operations overseeing all aspects of restaurant operations within the designated region, including financial performance, new restaurant openings, capital expenditure requests, management development and marketing.

Eleven regional managers, of whom five are operational managers and six are regional chefs, are each responsible for five to eleven restaurants and report to a vice president of operations. Both operational managers and regional chefs are responsible for overall restaurant operations, but have an increased focus on their respective areas of expertise. For example, regional chefs focus more heavily on negotiating food costs, ensuring high food quality, developing and nurturing executive and sous chefs and being responsive to overall kitchen staff needs. Regional managers focus primarily on revenues, profitability, front-of-house management and marketing issues.

Our typical restaurant management team consists of a general manager and an executive chef, two to four assistant managers, two to three sous chefs and, in some cases, a meeting planner/banquet coordinator. The remaining restaurant-level employees are non-salaried personnel varying in number based on restaurant size. Our typical restaurant employs 80 to 90 full-time and part-time employees. The general manager is responsible for all management functions, including purchasing (other than food), hiring and firing and oversight of restaurant-level bookkeeping and cash controls. The executive chef is responsible for managing all kitchen functions, including training, menu design and food purchasing, quality and presentation.

We emphasize frequent interaction between our vice presidents, regional managers and restaurant level management. As a result, neither vice presidents nor regional managers operate out of our corporate office and are routinely accessible to restaurant staff.

All management levels in operations, from vice presidents to assistant managers, participate in incentive bonus programs. These incentive programs are designed to establish specific goals and objectives and to ensure accountability and reward performance.

Restaurant Operations

Our restaurants are generally open 365 days each year, serve lunch and dinner and are generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. In 2004, dinner comprised approximately 75% of our revenues, while lunch comprised approximately 25% of revenues, and our restaurants served an average of 1,100 guests per week during lunch and 1,750 guests per week during dinner. To accommodate guests who have limited time available during lunch, we offer a 45-minute lunch guarantee.

Additionally, we offer catering and banquet services both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2004, banquets accounted for approximately 10% of our revenues.

Training

We strive to maintain quality and consistency at each of our restaurants through the disciplined training and supervision of our staff. We require all new management employees to participate in formal training programs that generally last 60 to 120 days, depending on their prior experience in the industry, and which focus on the following general areas:

•       service positions, including bartender and waiter;

•       management accounting, personnel management and dining room and bar operations; and

•       kitchen management.

Management positions at new restaurants are typically staffed with personnel who have previous management experience from one of our restaurants or from a competitor. We also have an experienced opening team that is responsible both for conducting intensive training sessions for all new personnel and for facilitating each new restaurant opening.

At the restaurant level, we require all staff employees to follow our operating manual to ensure the consistency and quality of our food, beverage and customer service. We also hold monthly seminars designed to keep our staff current on menu changes and industry trends. In addition, our executive chefs conduct daily “fresh talks” with our restaurant staff to discuss the menu items of the day, so we can effectively communicate the sourcing, freshness, quality and method of preparation of our seafood to customers. The wait staff samples each of the day’s offerings during these meetings.

Recruiting, Retention and Advancement

We believe our entrepreneurial culture helps us to attract and retain highly qualified and motivated individuals. We seek to hire talented and highly motivated managers and chefs. To this end, we actively employ recruiting services to identify talent and we also frequently hire individuals who approach us because of their familiarity with our brand.

Our restaurants operate on a decentralized basis with each restaurant having profit and loss responsibility and a high degree of operating autonomy within clearly defined corporate guidelines. This philosophy allows the general manager and executive chef at each of our restaurants the flexibility to operate the restaurant with significant independence and, we believe, helps us to attract managers and chefs who are creative and entrepreneurial and who have a desire to operate their own restaurants.

We have historically retained substantially all of our regional chefs and regional managers and our retention rate for our unit general managers and executive chefs is approximately 80%, which we believe is among the highest retention rates for salaried staff in the restaurant industry. We strive to create a professional, pleasant and efficient work environment for our restaurant managers encouraging a 50-hour, five day work week.

We aim to motivate and retain our employees by providing them with opportunities for increased responsibilities and advancement. It is our policy to promote from within our organization whenever possible based on employee performance and contribution to our business. We also provide performance-

based cash incentives to all of our exempt restaurant managers based on performance, revenues, profitability, costs and the success of other operational initiatives.

We support our employees by offering competitive wages and benefits, including a 401(k) plan and medical insurance. In addition, we provide equity incentives to our senior managers under our 2004 Stock Incentive Plan.

Employees

As of December 25, 2004 we employed 4,705 persons, of whom 469 were salaried and 4,236 were hourly personnel. None of our employees are represented by unions and we consider our relationship with our employees to be good. Our employees are summarized by major functional area in the table below.

Functional Area	Number of Employees
VPs/regional managers/regional chefs	14
General managers	64
Assistant managers	160
Executive chefs	57
Sous chefs	133
Non-salaried restaurant staff	4,202
Corporate salaried	41
Corporate non-salaried	34
Total	4,705

Management Information Systems

All of our information processing is managed from our headquarters in Portland, Oregon. Point-of-sale terminals at each unit allow us to generate the daily reports needed to manage our restaurants and our business. These reports include, among other things, daily and weekly revenues, guest counts, meal period sales breakouts and food and liquor consumption. The data from the point of sale system is electronically transferred each night to a third party intranet provider, with the data then accessible by us through the Internet. Financial operating results are reviewed at the corporate office and studied by unit level and regional management. Variances from expectations are analyzed and addressed at frequent financial meetings.

Industry and Competition

Industry

We operate in a highly competitive industry that is affected by changes in consumer eating habits and dietary preferences, population trends and traffic patterns, and local and national economic conditions. Key competitive factors in the industry include the taste, quality and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience. We believe we compete favorably with respect to each of these factors and have successfully overcome the following barriers faced by seafood restaurants:

•       developing and maintaining consistent, reliable sources of high quality, fresh seafood;

•       it is often not possible to hedge against increases in seafood costs;

•       the preparation and handling of seafood are more complicated than for other types of cuisine; and

•       consumer tastes in seafood products vary from region to region.

Competition

While we compete with a range of restaurant operators for consumers’ dining preferences and with both restaurants and retailers for site locations and personnel requirements, we consider our principal competitors to include the following:

•       independent, local seafood houses;

•       regional seafood restaurant concepts, such as California Beach Restaurants, King’s Seafood, Landry’s Seafood, Legal Sea Foods, Oceanaire and Roy’s; and

•       upscale “steak and chop” houses such as Capital Grille, Morton’s, Ruth’s Chris, Smith & Wollensky and The Palm, among others.

Independent, Local Seafood Restaurants.   These restaurants, generally operated by small local companies or families, typically offer a narrow selection of widely available seafood items and, in some cases, a selection of local seafood species. The appeal of these restaurants is the operators’ knowledge of the local community, their local restaurant design and their “family-style” customer service. We successfully compete with such independent, local seafood houses by maintaining a decentralized management structure which allows the executive chef at each of our restaurants to tailor the menu to local tastes. We also localize the design of our restaurants, which affords us the appeal of a local seafood operator, rather than a more formulaic national chain. Additionally, given our national scale and sophisticated sourcing capabilities, we are able to offer a more extensive selection of seafood on our menu at lower prices.

Regional Seafood Restaurants.   These larger regional restaurant chains typically offer a broader selection of seafood items than the local independent restaurants, and strive to offer a fresher quality product at price points that may be comparable to ours. We successfully compete with such larger, regional chains by leveraging our long track record in the business, as well as our national infrastructure and purchasing power, which enables us to offer a broader selection of high quality, fresh seafood at affordable price points.

Upscale “Steak and Chop” Restaurants.   These restaurants, while primarily focused on beef, lamb and other meat items at higher price points, also offer a selection of higher quality seafood items. Our restaurants are designed to appeal to a broader customer profile than these “steak and chop” chains by ensuring that the décor and atmosphere of our restaurants are equally appealing to men and women, by being price friendly and by offering a broader menu selection of high quality seafood items.

Available Information

We make available free of charge on or through our website at www.msmg.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission. These materials are also available on the Security and Exchange Commission’s website at www.sec.gov.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Portland, Oregon. We occupy this facility under a lease that terminates in December 2009. We lease all of our restaurant facilities, except for two that we operate under management agreements.

ITEM 3.                LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on our business, results of operations, financial position or cash flows.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.        EXECUTIVE OFFICER AND OTHER KEY EMPLOYEES

William P. McCormick (age 65) co-founded McCormick & Schmick’s in 1972 and served as president until 1994. He served as the chairman of the board from May 2003 through April 2004, when he retired, and currently serves as our chairman emeritus. Mr. McCormick attended Santa Clara University, the University of Rhode Island, Boston University and the Harvard Graduate School of Business—Executive Management Program.

Douglas L. Schmick (age 57) co-founded McCormick & Schmick’s in 1972 and has been our president since March 1997. From 1997 through 1999, he was also chief executive officer and served as secretary, treasurer, and chief executive officer from 1974 through 1997. Mr. Schmick has served on the board of directors since August 22, 2001. Mr. Schmick received his Bachelor of Science degree from the University of Idaho.

Saed Mohseni (age 42) has been our chief executive officer since January 2000 and became a director in June 2004. Mr. Mohseni joined McCormick & Schmick’s in 1986 as a general manager. He has also held the positions of senior manager (1988-1993), vice president of operations-California (1993-1997), and senior vice president of operations (1997-1999).

Emanuel (Manny) N. Hilario (age 37) joined McCormick & Schmick’s in April 2004 as chief financial officer. For the four years before joining us, Mr. Hilario was with Angelo and Maxie’s, Inc. (formerly Chart House Enterprises, Inc.) most recently as vice president of finance and chief financial officer. From December 1997 until April 2000, Mr. Hilario was with ACCO North America, a wholly owned subsidiary of Fortune Brands, where he held various positions, most recently Group Director of Finance and Cost Management. Previously, he spent nine years with McDonald’s Corporation serving in various capacities. Mr. Hilario received his Bachelor of Science and Commerce degree in accounting from Santa Clara University and is a certified public accountant.

Jerry R. Kelso (age 51) has been the chief internal audit and compliance officer of the Company since April 2004. Mr. Kelso joined us in 1984 as our controller and was vice president of finance and chief financial officer from 1988 to April 2004. He previously worked for nearly seven years with two regional and local certified public accounting firms. Mr. Kelso received his Bachelor of Arts degree from Central Washington State College and became a certified public accountant in 1983.

Jeffrey H. Skeele (age 50) has been a vice president of operations of McCormick & Schmick’s since 1998. He also has held the positions of senior manager (1991-1996) and general manager (1986-1988). From 1988 to 1991, Mr. Skeele was a vice president at West Group Partners. Mr. Skeele graduated from the University of Oregon.

David E. Jenkins (age 58) has been a vice president of operations since joining McCormick & Schmick’s in 1997. Before that, Mr. Jenkins was a regional manager of Island Restaurants (1992-1996), the owner and operator of Santa Fe East (1988-1991), a general manager of Landi Brothers (1982-1987), and the general manager of Hamburger Hamlet (1978-1981). Mr. Jenkins received his Bachelor of Arts degree from the University of Tampa.

Michael B. Liedberg (age 42) joined McCormick & Schmick’s in January 2004 as a vice president of operations. Mr. Liedberg has over 20 years of management experience in the restaurant industry including service as the president and chief executive officer of Desert Moon Restaurants from December 2001 to January 2004. Before 2001, Mr. Liedberg served for thirteen years with Avado Brands, Inc. in various executive capacities. Mr. Liedberg’s education includes a certificate from the Management Program at Georgia Institute of Technology and a Human Resources Certificate from the University of Georgia.

Raymond E. Bean, Jr. (age 47) has held the position of controller since joining McCormick & Schmick’s in 1991. Mr. Bean also became our chief accounting officer in 1997. Before joining us, Mr. Bean worked in the audit department of a regional certified public accounting firm for eleven years. Mr. Bean received his Bachelor of Science degree from Central Washington University and became a certified public accountant in 1980.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Stock Market’s National Market under the symbol MSSR. The table below sets forth the high and low closing price per share sales prices for our common stock within the third and fourth quarters of fiscal 2004 as reported by The Nasdaq Stock Market’s National Market System. Our initial public offering occurred in July 2004. There was no established public trading market for our common stock prior to that date.

	Sales Price
2004	High	Low
4th Quarter	$17.00	$10.75
3rd Quarter	13.20	9.80

Holders of Record

As of April 5, 2005 there were approximately 64 holders of record of our common stock.

Dividend Policy

We expect to retain all of our earnings to finance the expansion and development of our business and, except as described below, we have not paid and have no plans to pay cash dividends to our stockholders after this offering for the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. Our revolving credit agreement restricts our ability to pay dividends. See Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

From August 23, 2001 to July 23, 2004 we accrued dividends on the 13% senior exchangeable preferred stock of McCormick & Schmick Acquisition Corp. II, our wholly owned subsidiary. In connection with our initial public offering and reorganization, on July 23, 2004 we paid $28.9 million, including payment for accrued dividends, to redeem all of the outstanding mandatorily redeemable 13% senior exchangeable preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 25, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	870,500	$12.00	629,500

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during 2004.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

Like many other restaurant companies and retailers, we have conducted a review of our accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles (“GAAP”).

We have determined that we have incorrectly accounted for certain operating lease transactions under GAAP. Consequently, we have restated our financial statements for the first three quarters of fiscal 2004 (unaudited) and for the fiscal years ended December 28, 2002 and December 27, 2003. We have also restated the unaudited selected financial information for the fiscal period from August 23, 2001 to December 29, 2001, and the selected financial information of our Predecessor for the fiscal period from December 31, 2000 to August 22, 2001 and the fiscal year ended December 30, 2000. The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

Additional details regarding the restatement are included in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Information,” and Note 2, “Restatement of Financial Information,” to the Consolidated Financial Statements included in Part II—Item 8.

The selected consolidated financial and operating data below are derived from the following sources:

•        The unaudited financial statements of the Company while operated as a division of Avado Brands, Inc. (which we refer to as our “Predecessor”) for the fiscal year 2000 and for the period from December 31, 2000 to August 22, 2001. The unaudited Predecessor financial statements, represent the financial position and results of operations of the McCormick & Schmick division, which have been “carved-out” from the consolidated financial statements of Avado Brands.

•        Our unaudited consolidated financial statements for the period from August 23, 2001 to December 29, 2001 and our consolidated financial statements for the fiscal years 2002, 2003 and 2004, which have been audited by an independent registered public accounting firm.

We have also included in Item 6. “Selected Consolidated Financial and Operating Data” the Consolidated Balance Sheets as of December 28, 2002, December 27, 2003 and December 25, 2004 and the Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 27, 2003 and December 25, 2004.

The selected consolidated financial and operating data below represent portions of our financial statements which should be read together with Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Part II—Item 8. Historical results are not necessarily indicative of future performance.

	Fiscal Year
	2000(1)	2001(1)		2002	2003	2004
	Predecessor		Successor
		December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	Restated	Restated	Restated	Restated	Restated
	(In thousands, except per share data)
Statement of Income Data:
Revenues	$159,490	$113,875	$59,760	$180,104	$196,717	$238,757
Restaurant operating costs
Food and beverage	48,142	34,150	17,408	53,168	57,959	70,873
Labor	49,292	36,263	18,213	56,147	61,644	75,081
Operating	21,305	16,387	8,887	26,406	29,244	35,204
Occupancy	13,412	9,727	5,114	15,349	16,890	21,401
Total restaurant operating costs	132,151	96,527	49,622	151,070	165,737	202,559
General and administrative expenses	8,024	4,732	2,555	7,576	9,769	12,062
Restaurant pre-opening costs	1,903	671	319	1,006	1,219	2,393
Depreciation and amortization	4,969	3,810	2,761	8,808	9,853	10,723
Management fees and covenants not to compete	—	—	778	2,550	2,550	4,241
Impairment of assets	—	—	—	—	1,513	—
Total costs and expenses	147,047	105,740	56,035	171,010	190,641	231,978
Operating income	12,443	8,135	3,725	9,094	6,076	6,779
Interest expense	8,842	5,711	1,626	3,720	3,069	2,680
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	—	—	1,901	5,759
Write off of deferred loan costs on early extinguishment of debt	—	—	—	—	2,313	1,288
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	3,601	2,424	2,099	5,374	(1,207)	(2,948)
Income tax expense (benefit)	1,404	946	647	2,570	1,323	(3,651)
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	1,111	3,347	1,832	—
Net income (loss)	$2,197	$1,478	$341	$(543)	$(4,362)	$703
Net income (loss) per share(1)
Basic and diluted	$0.28	$0.19	$0.04	$(0.07)	$(0.56)	$0.07
Shares used in computing net income (loss) per share(1)
Basic	7,782	7,782	7,782	7,782	7,782	10,387
Diluted	7,782	7,782	7,782	7,782	7,782	10,416

(1)   The errors identified in 2000 and 2001 are of the same nature as those described in Note 2 “Restatement of Financial Information” in the Consolidated Financial Statements included in Part II—Item 8. The impact of the adjustments for the fiscal year ended December 30, 2000, the period from December 31, 2000 to August 22, 2001, and the period from August 23, 2001 to December 29, 2001 were to decrease net income $539,000, $392,000 and $207,000, respectively and decrease earnings per share by $0.07, $0.05, and $0.03, respectively.

	Fiscal Year End
	2000	2001		2002	2003	2004
	Predecessor		Successor
		December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	Restated	Restated	Restated	Restated	Restated
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$224	$385	$2,028	$2,945	$2,453	$451
Total assets	122,987	126,317	158,581	157,953	161,792	179,060
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	348	—	54,000	46,983	40,056	13,140
Mandatorily redeemable preferred stock	—	—	16,057	19,404	23,137	—
Total members’/stockholders’ equity	91,060	95,428	63,151	61,860	57,767	124,070

	Fiscal Year
	2000	2001		2002	2003	2004
	Predecessor		Successor
		December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	Restated	Restated	Restated	Restated	Restated
	(In thousands)
Other Data:
Restaurants open at end of period (including managed restaurants)	32	34	35	39	42	52
Net cash provided by operating activities	$17,561	$5,838	$4,745	$14,582	$20,652	$21,452
Net cash used in investing activities	(22,893)	(8,529)	(134,473)	(8,779)	(14,956)	(27,284)
Net cash provided by (used in) financing activities	5,283	2,852	131,756	(4,886)	(6,188)	3,830
EBITDA(2)	17,412	11,945	6,486	17,902	15,929	17,502

(1)           For periods prior to the initial public offering, we have given retroactive effect to the completion of our corporate reorganization in calculating common shares outstanding. See Part II—Item 8, Note 3, “Summary of Significant Accounting Policies”.

(2)           EBITDA represents earnings before interest, taxes, depreciation and amortization, write off of deferred loan costs on early extinguishment of debt and accrued dividends and accretion on mandatorily redeemable preferred stock. We are presenting EBITDA because it provides an additional measure to view our operations which, when considered with both our GAAP results and the reconciliation to net income (loss), we believe provides a more complete understanding of our business than could be obtained absent this disclosure. EBITDA is presented because we believe it is a useful measure for investors to assess our ability to incur indebtedness, and to compare the operating performance of our business against the operating performance of our competitors. EBITDA is not a measurement determined in accordance with GAAP and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing or financing activities or other financial statement data presented as indicators of financial performance or liquidity. EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of EBITDA to net income (loss) is provided below.

	Fiscal Year
	2000	2001		2002	2003	2004
	Predecessor		Successor
		December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	Restated	Restated	Restated	Restated	Restated
	(In thousands)
Net income (loss)	$2,197	$1,478	$341	$(543)	$(4,362)	$703
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	1,111	3,347	3,733	5,759
Income tax expense (benefit)	1,404	946	647	2,570	1,323	(3,651)
Interest expense	8,842	5,711	1,626	3,720	3,069	2,680
Depreciation and amortization	4,969	3,810	2,761	8,808	9,853	10,723
Write off of deferred loan costs on early extinguishment of debt	—	—	—	—	2,313	1,288
EBITDA	$17,412	$11,945	$6,486	$17,902	$15,929	$17,502

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	Dec. 28, 2002	Dec. 27, 2003	Dec. 25, 2004
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$2,945	$2,453	$451
Trade accounts receivable, net	3,517	3,689	4,988
Inventories	2,317	2,704	3,384
Prepaid expenses and other current assets	1,872	2,367	2,846
Deferred income taxes	—	96	830
Total current assets	10,651	11,309	12,499
Equipment and leasehold improvements, net	71,926	76,017	92,744
Other assets	55,380	54,470	53,821
Goodwill	19,996	19,996	19,996
Total assets	$157,953	$161,792	$179,060
Liabilities and Members’/Stockholders’ Equity
Current liabilities
Book overdraft	$2,922	$5,052	$429
Accounts payable	8,238	11,216	12,875
Accrued expenses	10,388	12,698	15,197
Current maturities of long-term debt	6,787	—	—
Capital lease obligations, current portion	390	415	433
Derivative instrument, current	800	805	—
Deferred income taxes	374	—	—
Total current liabilities	29,899	30,186	28,934
Revolving credit facility	—	38,500	12,000
Long-term debt	38,250	—	—
Mandatorily redeemable preferred stock (liquidation preference of $27,002)	—	23,137	—
Other long-term liabilities	4,200	6,749	11,791
Capital lease obligations, noncurrent portion	1,556	1,141	707
Deferred income taxes	2,351	4,312	1,558
Derivative instrument, noncurrent	433	—	—
Total liabilities	76,689	104,025	54,990
Mandatorily redeemable preferred stock (liquidation preference of $23,774)	19,404	—	—
Members’/ Stockholders’ equity
Members’ equity in McCormick & Schmick Holdings LLC	62,810	62,819	—
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 shares issued and outstanding	—	—	14
Additional paid in capital	—	—	127,917
Accumulated deficit	(202)	(4,564)	(3,861)
Accumulated other comprehensive loss	(748)	(488)	—
Total members’ / stockholders’ equity	61,860	57,767	124,070
Total liabilities and members’ / stockholders’ equity	$157,953	$161,792	$179,060

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 28, 2002	December 27, 2003	December 25, 2004
	(Restated)	(Restated)
Operating activities
Net income (loss)	$(543)	$(4,362)	$703
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,808	9,853	10,723
Amortization of unearned compensation	—	9	42
Provision for doubtful accounts	165	48	—
Deferred income taxes	2,570	1,323	(3,805)
Write off of deferred loan costs on early extinguishment of debt	—	2,313	1,288
Impairment of assets	—	1,513	—
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,347	3,733	5,759
Changes in operating assets and liabilities
Trade accounts receivable	(392)	(446)	(1,299)
Inventories	(88)	(387)	(680)
Prepaid expenses and other current assets	1,941	(495)	(479)
Accounts payable	(3,752)	2,978	1,659
Accrued expenses	(636)	2,310	2,499
Other long-term liabilities	3,162	2,262	5,042
Net cash provided by operating activities	14,582	20,652	21,452
Investing activities
Acquisition of equipment and leasehold improvements	(8,451)	(14,889)	(27,017)
Other assets	(328)	(67)	(267)
Net cash used in investing activities	(8,779)	(14,956)	(27,284)
Financing activities
Increase (decrease) in book overdraft	2,922	2,130	(4,623)
Loan costs	(99)	(1,398)	(805)
Payments on long—term debt	(6,963)	(45,056)	—
Borrowings made on revolving credit facility	25,000	103,000	65,500
Payments made on revolving credit facility	(27,000)	(64,500)	(92,000)
Proceeds from sale/leaseback of equipment	1,635	—	—
Proceeds from issuance of common stock, net of offering costs of $6,930	—	—	65,076
Redemption of senior preferred stock	—	—	(28,896)
Disbursements of notes receivable	(350)	—	—
Proceeds from notes receivable	15	26	—
Payments on capital lease obligations	(46)	(390)	(416)
Purchase of Class B units	—	—	(6)
Net cash provided by (used in) financing activities	(4,886)	(6,188)	3,830
Net increase (decrease) in cash and cash equivalents	917	(492)	(2,002)
Cash and cash equivalents, beginning of year	2,028	2,945	2,453
Cash and cash equivalents, end of year	$2,945	$2,453	$451

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Information

Like many other restaurant companies and retailers, we have conducted a review of our accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles (“GAAP”). Based on our review, we have determined that we have incorrectly accounted for certain operating lease transactions under GAAP. Consequently, we have restated our financial statements for the first three quarters of fiscal 2004 (unaudited) and for the fiscal years ended December 28, 2002 and December 27, 2003. We have also restated the selected financial information for the fiscal period from August 23, 2001 to December 29, 2001 and the selected financial information of our Predecessor for the fiscal period from December 31, 2000 to August 22, 2001 and the fiscal year ended December 30, 2000. The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

Lease term

Historically, we have amortized our leasehold improvements on leased properties over the shorter of the combined initial term and all option periods of the lease (generally ranging from 20 to 30 years) or the useful life of the asset. In addition, we had recognized rent expense on the straight-line basis from the opening date of the restaurant through the initial term of the lease. We have concluded that our calculation of straight line rent expense should be based on the lease term as defined in Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, as amended, which in most cases exceeds the initial term of the lease. As a result, we have restated our financial statements to recognize rent expense on the straight-line basis over the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight line rents, the lease term commences on the date the lessee obtains control over the property, which is generally when the lessor’s property is substantially complete and ready for tenant improvements. In addition, we will amortize leasehold improvements over the shorter of the lease term or the useful life of the assets. As a result of these changes, deferred rent credit liability included in other long-term liabilities, pre-opening costs and rent expense in the accompanying financial statements have increased on a restated basis.

Tenant improvement allowances

We have historically netted all tenant improvement allowances against the capitalized cost of leasehold improvements. We have determined that certain tenant improvement allowances should be considered lease incentives and recorded as a deferred rent credit and amortized as a reduction to rent expense over the lease term. This change increases capitalized leasehold improvements and the deferred rent credit liability, which results in increases in amortization expense and decreases in rent expense.

These restatement adjustments reduced net income by $1,182,000 and $750,000 and diluted earnings per share by ($0.15) and ($0.10) for the years ended December 27, 2003 and December 28, 2002, respectively, and resulted in a $207,000 reduction in opening retained earnings as of December 30, 2001. See Part-II Item 8, Note 2, “Restatement of Financial Information,” for additional information on the restatement adjustments.

We have not amended our reports previously filed under the Securities Exchange Act of 1934 and therefore the financial statements and related financial information contained in those reports should no longer be relied upon and are superceded by the financial statements and financial information in this Annual Report on Form 10-K.

Overview

Our company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. We grew our family of restaurants slowly through the next two decades and in 1994, when we owned 14 restaurants, a majority interest in our company was purchased by Castle Harlan Partners II, L.P., a private investment firm. Avado Brands purchased us in 1997. We operated as a division of Avado Brands and added 18 new restaurants in just under four and a half years. In August 2001, Avado Brands sold our company to Castle Harlan Partners III, L.P. (“Castle Harlan”) and Bruckmann, Rosser, Sherrill & Co., II, L.P. (“BRS”), private equity investment firms that actively invest in restaurant companies. We have expanded our restaurant base to 52 restaurants, including two restaurants operated under management contracts.

We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2004, banquets accounted for approximately 10% of our revenues. In 2004, food and nonalcoholic beverage sales accounted for approximately 71% of revenues and the remaining 29% of revenues was from the sale of alcoholic beverages.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, and restaurant operating expenses, with a focus on labor as a percentage of revenues and total occupancy costs. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues, which we target to be approximately 5% of revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

The most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu daily, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater leverage of our vice presidents of operations and regional managers will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review strategies to effectively control increases but we are subject to the overall trend of increases in healthcare costs.

General and administrative expenses are controlled in absolute amounts and monitored as a percentage of revenues. As we have continued our growth, we have incurred substantial training costs and made significant investments in infrastructure, including our information systems. As we continue to grow and are able to leverage investments made in our people and systems, we expect these expenses to decrease as a percentage of revenues over time.

Identification of appropriate new restaurant sites is essential to our growth strategy. We evaluate and invest in new restaurants based on site-specific projected returns on investment. We believe our store model and flexible real estate strategy provide us with continued opportunities to find attractive real estate locations on favorable terms.

Strategic Focus and Operating Outlook

Our primary business focus for over 33 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our customers. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators. We opened three, three and nine new company-owned restaurants in 2002, 2003 and 2004, respectively, and entered into management contracts for one restaurant in 2002 and one restaurant in 2004, growing from 35 to 52 restaurants during this three year period.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2005 plan includes the opening of seven new restaurants. In addition to new unit growth, we are committed to improving comparable restaurant sales over the levels achieved in 2004 by driving increased customer counts as well as restaurant level operating margins.

Results of Operations

We have restated our financial statements for the first three quarters of fiscal 2004 (unaudited) and for the fiscal years 2002 and 2003. We have also restated the selected financial information for the fiscal period from August 23, 2001 to December 29, 2001 and the selected financial information of our Predecessor for the fiscal period from December 31, 2000 to August 22, 2001 and the fiscal year ended December 30, 2000. The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents. Additional details regarding the restatement are included in Part II—Item 7, “Management’s Discussion and Analysis—Restatement of Financial Information,” and in Note 2 to the Consolidated Financial Statements in Part II—Item 8.

Our operating results for the fiscal years 2002, 2003 and 2004 are expressed as a percentage of revenues below:

	Fiscal Year
	2002	2003	2004
	Restated	Restated
Revenues	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage	29.5%	29.5%	29.7%
Labor	31.2%	31.3%	31.4%
Operating	14.7%	14.9%	14.7%
Occupancy	8.5%	8.6%	9.0%
Total restaurant operating costs	83.9%	84.3%	84.8%
General and administrative expenses	4.2%	5.0%	5.1%
Restaurant pre-opening costs	0.6%	0.6%	1.0%
Depreciation and amortization	4.8%	4.9%	4.5%
Management fees and covenants not to compete	1.4%	1.3%	1.8%
Impairment of assets	—	0.8%	—
Total costs and expenses	94.9%	96.9%	97.2%
Operating income	5.1%	3.1%	2.8%
Interest expense	2.1%	1.6%	1.1%
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	1.0%	2.4%
Write off of deferred loan costs on early extinguishment of debt	—	1.2%	0.5%
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	3.0%	(0.7)%	(1.2)%
Income tax expense (benefit)	1.4%	0.6%	(1.5)%
Accrued dividends and accretion on mandatorily redeemable preferred stock	1.9%	0.9%	—
Net income (loss)	(0.3)%	(2.2)%	0.3%

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

•       operating costs, consisting of advertising, maintenance, utilities, insurance, bank and credit card charges, and any other restaurant level expenses; and

•       occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, property insurance premiums, and real property taxes.

General and administrative expenses consist of expenses associated with corporate administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research.

Restaurant pre-opening costs, which are expensed as incurred, consist of costs incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs for new employees, including practice and rehearsal of service activities. Restaurant pre-opening costs also include non-cash rent expense during the construction period.

Depreciation and amortization consists of depreciation of equipment and amortization of leasehold improvements and capitalized loan costs.

Financial Performance Overview

The following are highlights of our financial performance over the three-year period ended December 25, 2004:

•       Year over year comparable restaurant sales in 2004 increased 3.8%, a significant improvement over the 1.1% increase in 2003 and the 2.7% decline in 2002.

•       Revenues increased 21.4% in 2004 compared to 2003 to a record high of $238.8 million. The increase was primarily due to revenues generated by the nine company-owned restaurants opened in 2004 coupled with our 3.8% positive comparable restaurant sales. Revenues increased 9.2% to $196.7 million in 2003 compared to 2002. The increase was primarily due to revenues generated by the three company-owned restaurants opened in 2003 and the incremental sales by the three company-owned restaurants opened in 2002, coupled with our 1.1% positive comparable restaurant sales.

•       We reported net income of $0.7 million in 2004 primarily due to the following;

•        Operating income was $6.8 million, an increase of $0.7 million compared to 2003 primarily due to the higher revenues, partially offset by a decrease in the operating margin as a percentage of revenues;

•        Redemption costs for the 13% senior exchangeable preferred stock of our wholly owned subsidiary, including $5.8 million in accretion and dividends, all of which was redeemed in 2004 in connection with our initial public offering;

•        $4.2 million related to management fees and non-compete payments, which were terminated in 2004 in connection with our initial public offering;

•        $1.3 million related to the write-off of deferred loan costs of previously capitalized costs from our terminated credit facility in 2004;

•        General and administrative expenses as a percentage of revenues were 5.1% in 2004 and 5.0% in 2003, an increase from 4.2% in 2002. Although general and administrative expenses as a percentage of revenues remained relatively flat in 2004 compared to 2003, the 2004 expenses reflect increases in salary and related expenses associated with the oversight and administrative support of additional restaurants coupled with costs of being a publicly traded company, partially offset by a decrease due to a $1.2 million expense in 2003 to settle a California labor dispute; and

•        A tax benefit of $3.7 million primarily related to the recognition of certain deferred tax assets.

2004 (52 weeks) Compared to 2003 (52 weeks)

Revenues.   Revenues increased by $42.0 million, or 21.4%, to $ 238.8 million in 2004 from $196.7 million in 2003. This increase was attributable to revenues of $25.9 million generated by nine company-owned restaurants opened in 2004, a $9.7 million increase in revenues in 2004 from restaurants opened in 2003, and a $6.4 million increase from restaurants opened prior to 2003. Comparable restaurant sales were positive 3.8% in 2004, primarily as the result of higher pricing.

Food and Beverage Costs.   Food and beverage costs increased by $12.9 million, or 22.3%, to $70.9 million in 2004 from $58.0 million in 2003. This increase was primarily due to the nine company-owned restaurants opened in 2004. Food and beverage costs as a percentage of revenues increased to 29.7% in 2004 compared to 29.5% in 2003 primarily related to product handling inefficiency at the nine company-owned restaurants opened in 2004.

Labor Costs.   Labor costs increased by $13.4 million, or 21.8%, to $75.1 million in 2004 from $61.6 million in 2003. This increase was primarily due to the nine company-owned restaurants opened in 2004. Labor costs as a percentage of revenues increased to 31.4% in 2004 from 31.3% in 2003. Labor costs as a percentage of revenues decreased for the comparable restaurants primarily due to leverage resulting from the higher average volumes for 2004. This was offset by the impact of the new restaurants that typically experience lower productivity and higher training costs during the first and second year of operations as the new employees learn our operating model.

Operating Costs.   Operating costs increased by $6.0 million, or 20.4%, to $35.2 million in 2004 from $29.2 million in 2003. This increase was primarily due to the nine company-owned restaurants opened in 2004. We also experienced higher energy costs in 2004. Operating costs as a percentage of revenues decreased to 14.7% in 2004 from 14.9% in 2003. Several of the operating costs included in this cost category are either fixed or semi-variable. As a result, operating costs as a percentage of revenues decreased due to the 3.8% comparable restaurant sales increase in 2004.

Occupancy Costs.   Occupancy costs increased by $4.5 million, or 26.7%, to $21.4 million in 2004 from $16.9 million in 2003 primarily due to the occupancy costs of the restaurants opened in 2004. Occupancy costs as a percentage of revenues increased to 9.0% in 2004 from 8.6% in 2003 primarily due to occupancy costs as a percentage of revenues for the restaurants opened in 2004 being higher than occupancy costs as a percentage of revenues for the comparable restaurants. Non-cash rents were $1.9 million, or 0.8% of revenues and $1.7 million, or 0.9% of revenues for 2004 and 2003, respectively.

General and Administrative Expenses.   General and administrative expenses increased by $2.3 million, or 23.5%, to $12.1 million in 2004 from $9.8 million in 2003. General and administrative expenses as a percentage of revenues were 5.1% in 2004 and 5.0% in 2003. Although general and administrative expenses as a percentage of revenues remained relatively flat in 2004 as compared to 2003, the 2004 expenses reflect increases in salary and related expenses associated with the oversight and administrative support of additional restaurants coupled with costs of being a publicly traded company, partially offset by a decrease due to a $1.2 million expense in 2003 to settle a California labor dispute.

Restaurant Pre-Opening Costs.   There were nine and three company-owned restaurants opened in 2004 and 2003, respectively. Restaurant pre-opening costs increased by $1.2 million, or 96.3%, to $2.4 million in 2004 from $1.2 million in 2003, primarily due to the increased number of restaurants opened in 2004 compared to 2003.

Depreciation and Amortization.   Depreciation and amortization increased by $0.9 million, or 8.8%, to $10.7 million in 2004 from $9.9 million in 2003. The increase was primarily due to the addition of nine company-owned restaurants in 2004.

Management Fees and Covenants Not to Compete.   Prior to our initial public offering, we paid annual management fees of $1.1 million to each of BRS and Castle Harlan. Affiliates of each of BRS and Castle Harlan had significant ownership interests in the Company at the time of the agreement terminations. Management fees recognized as expenses totaled $3.3 million and $2.2 million for 2004 and 2003, respectively. The amount of $3.3 million paid for 2004 includes $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004. Pursuant to covenant not to compete agreements with certain stockholders, we expensed $0.9 million and $0.35 million for 2004 and 2003, respectively. The management fee agreements and all but one of the covenants not to compete agreements were terminated in connection with our initial public offering.

Interest Expense.   Interest expense decreased by $0.4 million, or 12.7%, to $2.7 million in 2004, from $3.1 million in 2003 primarily due to a $12.1 million decrease in the average outstanding debt balance as a result of the payoff of our prior credit facility in connection with our initial public offering.

Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.   Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering were used to redeem all of the preferred stock. See “Liquidity and Capital Resources.”

Write Off of Deferred Loan Costs on Early Extinguishment of Debt.   In connection with a new revolving credit facility, in July 2004 we wrote off deferred loan costs relating to the prior credit facility in the amount of $1.3 million. In connection with a then new revolving credit facility, in October 2003 we wrote off deferred loan costs relating to the prior credit facility in the amount of $2.3 million.

Income Tax (Benefit) Expense.   In 2004, the Company recognized an income tax benefit of $3.7 million primarily related to a reduction in the deferred tax asset valuation allowance of $1.2 million and FICA Tip Credits of $3.7 million (net of reduction in net operating loss carry forward), offset by the income tax expense of $1.1 million on current earnings before the “accrued dividends and accretion on mandatorily redeemable preferred stock.” In 2003, our income tax expense was $1.3 million. Our effective tax rate in 2004 and 2003 was (123.8%) and 109.6%, respectively. The effective tax rate in 2004 and 2003 was significantly impacted by the change in the valuation allowance, the accrued dividends and accretion on mandatorily redeemable preferred stock which is not deductible for income tax purposes, and in 2004 by the FICA Tip Credits. We expect our effective income tax rate to be approximately 31% in 2005.

Net Income (Loss).   Net income was $0.7 million in 2004 compared to a net loss of ($4.4) million in 2003. The increase was primarily due to a $3.7 million tax benefit primarily from the recognition of deferred tax assets and a 21.4% increase in revenues primarily due from the opening of nine company-owned restaurants in 2004.

2003 (52 weeks) Compared to 2002 (52 weeks)

Revenues.   Revenues increased by $16.6 million, or 9.2%, to $196.7 million in 2003 from $180.1 million in 2002. This increase was attributable to revenues of $4.5 million generated by three restaurants opened in 2003, a $9.8 million increase in revenues in 2003 for restaurants that opened in 2002, and a $2.3 million increase for restaurants opened prior to 2002. Comparable restaurant sales were positive 1.1% in 2003. Approximately 0.3% of the comparable restaurant sales increase was attributable to an increased customer count and the remainder was attributable to increased per meal spending.

Food and Beverage Costs.   Food and beverage costs increased by $4.8 million, or 9.0%, to $58.0 million in 2003 from $53.2 million in 2002. This increase was primarily due to the three restaurants opened in 2003. Food and beverage costs as a percentage of revenues remained unchanged at 29.5% for both 2002 and 2003.

Labor Costs.   Labor costs increased by $5.5 million, or 9.8%, to $61.6 million in 2003 from $56.1 million in 2002. This increase was primarily due to the three restaurants opened in 2003. Labor costs as a percentage of revenues increased slightly to 31.3% in 2003 from 31.2% in 2002, primarily due to increased worker’s compensation insurance rates.

Operating Costs.   Operating costs increased by $2.8 million, or 10.7%, to $29.2 million in 2003 from $26.4 million in 2002. This increase was primarily due to the three restaurants opened in 2003. The increase in operating costs as a percentage of revenues reflected increased marketing expenses, coupled with the impact of higher utility rates. We increased restaurant-level marketing to support local community activities in an effort to offset decreases in customer traffic caused by the weak economic environment. Operating costs as a percentage of revenues increased slightly from 14.7% in 2002 to 14.9% in 2003.

Occupancy Costs.   Occupancy costs increased by $1.6 million, or 10.0%, to $16.9 million in 2003 from $15.3 million in 2002 primarily due to the occupancy costs of the restaurants opened in 2003. Occupancy costs as a percentage of revenues increased to 8.6% in 2003 from 8.5% in 2002 primarily due to occupancy costs as a percentage of revenues for the restaurants opened in 2003 being higher than occupancy costs as a percentage of revenues for the comparable restaurants. Non-cash rents were $1.7 million, or 0.9% of revenues and $1.8 million, or 1.0% of revenues for 2003 and 2002, respectively.

General and Administrative Expenses.   General and administrative expenses increased by $2.2 million, or 28.9%, to $9.8 million in 2003 from $7.6 million in 2002. This increase was primarily due to a $1.2 million expense to settle a California labor dispute, coupled with higher training costs to ready new management for the seven new restaurant openings in the first half of 2004. General and administrative expenses as a percentage of revenues increased from 4.2% in 2002 to 5.0% in 2003.

Restaurant Pre-Opening Costs.   There were three company-owned restaurants opened in each of 2003 and 2002. Restaurant pre-opening costs increased $0.2 million, or 21.2%, to $1.2 million in 2003 from $1.0 million in 2002 primarily due to pre-opening costs incurred in the fourth quarter of 2003 related to the opening of four restaurants early in the first quarter of 2004.

Depreciation and Amortization.   Depreciation and amortization increased by $1.0 million, or 11.9%, to $9.9 million in 2003 from $8.8 million in 2002. The increase was primarily due to a full year’s depreciation as compared to partial year’s depreciation on the three company-owned restaurants opened in 2002 and a partial year’s depreciation on the three company-owned restaurants opened in 2003.

Management Fees and Covenants Not to Compete.   We paid an aggregate amount of $2.2 million in management fees to BRS and Castle Harlan, Inc. in 2003, both of which have ownership interests in our company. In addition, we paid an aggregate amount of $0.35 million to William P. McCormick and Douglas L. Schmick pursuant to covenants not to compete. We expensed $2.6 million in both 2003 and 2002. The management fee agreements and the covenants not to compete were terminated in connection with our public offering.

Impairment of Assets.   We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. During 2003, we recorded a loss on impairment of long-lived assets in the amount of $1.5 million. The charge was related to the partial impairment of fixtures and equipment and leasehold improvements at one restaurant. This restaurant has experienced a decline in cash flows due to the location of the restaurant.

Write Off of Deferred Loan Costs on Early Extinguishment of Debt.   In connection with a then new revolving credit facility, in October 2003 we wrote off deferred loan costs relating to the prior credit facility in the amount of $2.3 million and capitalized loan costs relating to the then new revolving credit facility in the amount of $1.6 million.

Interest Expense.   Interest expense decreased by $0.7 million, or 17.5%, to $3.1 million in 2003 from $3.7 million in 2002 primarily due to a 79 basis point decrease in average interest rates coupled with an $8.6 million decrease in the average outstanding debt balance.

Income Tax Expense.   Income tax expense decreased by $1.2 million, or 48.5%, to $1.3 million in 2003 from $2.6 million in 2002 due to a decrease in income before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock as well as the recognition of a $1.2 million valuation allowance against deferred tax assets.

Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.   Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering were used to redeem the preferred stock.

Net Income (Loss).   Net loss was ($4.4) million in 2003 compared to a net loss of ($0.5) million in 2002. The decrease was due primarily to the write-off of $2.3 million in deferred loan costs, a $1.5 million charge related to the impairment of assets and the $1.2 million expense to settle a California labor dispute.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Factors That May Affect Our Business and the Price of Our Stock.”

Our business is also subject to seasonal fluctuations. Historically, revenues in most of our restaurants have been higher during the spring months and winter holiday season. For the reasons and factors discussed above our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly quarterly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of our common stock would likely decrease.

The unaudited data for the first, second and third quarters of 2004 and for each of the quarters in 2003 and 2002 has been restated to correct our historical accounting for certain lease transactions. Additional details regarding the restatement are included in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Information,” and Note 2 to Financial Statements included in Part II—Item 8.

The following table sets forth quarterly unaudited operating results in each of the 2004 fiscal quarters:

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations—Unaudited
(In thousands, except per share data)

	2004
	Q1	Q2	Q3	Q4
	Restated	Restated	Restated
Revenues	$54,513	$59,723	$59,597	$64,924
Restaurant operating costs
Food and beverage	16,286	17,931	17,776	18,880
Labor	17,810	18,732	19,013	19,526
Operating	7,874	8,744	8,947	9,639
Occupancy	4,848	5,397	5,434	5,722
Total restaurant operating costs	46,818	50,804	51,170	53,767
General and administrative expenses	2,549	2,616	3,340	3,557
Restaurant pre-opening costs	994	1,120	112	167
Depreciation and amortization	2,683	2,902	2,690	2,448
Management fees and covenants not to compete	638	3,603	—	—
Total costs and expenses	53,682	61,045	57,312	59,939
Operating income (loss)	831	(1,322)	2,285	4,985
Interest expense	857	939	570	314
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	1,054	3,693	—
Write off of deferred loan costs on early extinguishment of debt	—	—	1,288	—
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	(1,038)	(3,315)	(3,266)	4,671
Income tax expense (benefit)	(15)	(734)	71	(2,973)
Net income (loss)	$(1,023)	$(2,581)	$(3,337)	$7,644
Net income (loss) per share(1)
Basic and diluted	$(0.13)	$(0.33)	$(0.27)	$0.55
Shares used in computing net income (loss) per share(1)
Basic	7,782	7,782	12,299	13,782
Diluted	7,782	7,782	12,299	13,896

(1)          For periods prior to our initial public offering, we have given retroactive effect to the completion of our corporate reorganization in calculating common shares outstanding.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets—Unaudited
(In thousands, except per share data)

	2004
	Q1	Q2	Q3	Q4
	(Restated)	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$2,404	$1,101	$2,573	$451
Trade accounts receivable, net	5,605	7,049	5,425	4,988
Inventories	2,938	3,207	3,219	3,384
Prepaid expenses and other current assets	3,067	3,673	2,891	2,846
Deferred income taxes	96	96	96	830
Total current assets	14,110	15,126	14,204	12,499
Equipment and leasehold improvements, net	84,958	89,305	90,574	92,744
Other assets	54,381	54,306	53,707	53,821
Goodwill	19,996	19,996	19,996	19,996
Total assets	$173,445	$178,733	$178,481	$179,060
Liabilities and Members’ / Stockholders’ Equity
Current liabilities
Book overdraft	$2,733	$3,147	$2,596	$429
Accounts payable	10,370	14,462	10,839	12,875
Accrued expenses	14,326	14,510	15,305	15,197
Capital lease obligations, current portion	422	428	435	433
Derivative instrument—interest rate swap, current	642	363	174	—
Total current liabilities	28,493	32,910	29,349	28,934
Revolving credit facility	50,500	51,000	17,000	12,000
Mandatorily redeemable preferred stock	24,149	25,203	—	—
Other long-term liabilities	8,064	10,529	11,338	11,791
Capital lease obligations, noncurrent portion	1,032	923	812	707
Deferred income taxes	4,356	3,711	3,841	1,558
Total liabilities	116,594	124,276	62,340	54,990
Members’ / Stockholders’ equity
Members’ equity in McCormick & Schmick Holdings, LLC	62,822	62,818	—	—
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 shares issued and outstanding	—	—	14	14
Additional paid in capital	—	—	127,695	127,917
Accumulated deficit	(5,587)	(8,167)	(11,504)	(3,861)
Accumulated other comprehensive loss	(384)	(194)	(64)	—
Total members’ / stockholders’ equity	56,851	54,457	116,141	124,070
Total liabilities and members’ / stockholders’ equity	$173,445	$178,733	$178,481	$179,060

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows—Unaudited
(In thousands)

	2004
	Q1	Q2	Q3	Q4
	(Restated)	(Restated)	(Restated)
Operating activities
Net income (loss)	$(1,023)	$(2,581)	$(3,337)	$7,644
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,683	2,902	2,690	2,448
Amortization of unearned compensation	3	2	37	—
Deferred income taxes	(15)	(734)	71	(3,127)
Write off of deferred loan costs on early extinguishment of debt	—	—	1,288	—
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	1,054	3,693	—
Changes in operating assets and liabilities
Trade accounts receivable	(1,916)	614	182	(179)
Inventories	(234)	(269)	(12)	(165)
Prepaid expenses and other current assets	(700)	(606)	782	45
Accounts payable	(846)	4,092	(3,623)	2,036
Accrued expenses	1,628	184	796	(109)
Other long-term liabilities	1,315	2,465	808	454
Net cash provided by operating activities	1,907	7,123	3,375	9,047
Investing activities
Acquisition of equipment and leasehold improvements	(11,482)	(9,164)	(2,435)	(3,936)
Other assets	(53)	(67)	4	(151)
Net cash used in investing activities	(11,535)	(9,231)	(2,431)	(4,087)
Financing activities
Increase (decrease) in book overdraft	(2,319)	414	(551)	(2,167)
Loan costs	—	—	(775)	(30)
Borrowings made on revolving credit facility	25,500	14,500	22,500	3,000
Payments made on revolving credit facility	(13,500)	(14,000)	(56,500)	(8,000)
Proceeds from issuance of common stock, net of offering costs	—	—	64,854	222
Payments on redemption of senior preferred stock	—	—	(28,896)	—
Payments on capital lease obligations	(102)	(103)	(104)	(107)
Purchase of Class B units	—	(6)	—	—
Net cash provided by (used in) financing activities	9,579	805	528	(7,082)
Net increase (decrease) in cash and cash equivalents	(49)	(1,303)	1,472	(2,122)
Cash and cash equivalents, beginning of period	2,453	2,404	1,101	2,573
Cash and cash equivalents, end of period	$2,404	$1,101	$2,573	$451

The following table sets forth quarterly unaudited operating results in each of the 2002 and 2003 fiscal quarters:

	2002				2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Revenues	$41,840	$46,549	$43,600	$48,115	$45,049	$48,642	$48,895	$54,131
Restaurant operating costs
Food and beverage	12,353	13,721	12,957	14,137	13,397	14,163	14,522	15,877
Labor	13,414	14,456	13,786	14,491	14,464	15,109	15,488	16,583
Operating	6,121	6,658	6,347	7,280	6,811	7,082	7,274	8,077
Occupancy	3,702	3,929	3,732	3,986	3,923	4,170	4,213	4,584
Total restaurant operating costs	35,590	38,764	36,822	39,894	38,595	40,524	41,497	45,121
General and administrative expenses	1,786	2,132	1,879	1,779	1,941	2,016	2,126	3,686
Restaurant pre-opening costs	3	43	441	519	4	101	712	402
Depreciation and amortization	2,151	2,161	2,059	2,437	2,385	2,375	2,450	2,643
Management fees and covenants not to compete	637	637	637	639	637	637	637	639
Impairment of assets	—	—	—	—	—	—	—	1,513
Total costs and expenses	40,167	43,737	41,838	45,268	43,562	45,653	47,422	54,004
Operating income	1,673	2,812	1,762	2,847	1,487	2,989	1,473	127
Interest expense	1,048	948	914	810	832	768	703	766
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	—	—	—	—	950	951
Write off of deferred loan costs on early extinguishment of debt	—	—	—	—	—	—	—	2,313
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	625	1,864	848	2,037	655	2,221	(180)	(3,903)
Income tax expense (benefit)	307	883	416	964	572	1,545	709	(1,503)
Accrued dividends and accretion on mandatorily redeemable preferred stock	818	818	855	856	916	916	—	—
Net income (loss)	$(500)	$163	$(423)	$217	$(833)	$(240)	$(889)	$(2,400)
Net income (loss) per share(1)
Basic and diluted	$(0.06)	$0.02	$(0.05)	$0.03	$(0.11)	$(0.03)	$(0.11)	$(0.31)
Shares used in computing net income (loss) per share(1)
Basic and diluted	7,782	7,782	7,782	7,782	7,782	7,782	7,782	7,782

(1)             For periods prior to our initial public offering, we give retroactive effect to the completion of our corporate reorganization in calculating common shares outstanding.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities.

On July 20, 2004, we completed our initial public offering. In connection with the initial public offering, we:

•       Issued 7,179,357 shares of common stock in the merger to the holders of McCormick & Schmick Holdings LLC’s units, not including 602,992 shares issuable upon the exercise of warrants at a nominal price to The Bell Atlantic Master Trust. See Note 14, “Members’ Equity,” to our Financial Statements.

•       Sold 6,000,000 shares at $12.00 per share, raising approximately $65.1 million after underwriting discounts and transaction costs.

•       Repaid $51.5 million of indebtedness on our then existing credit facility with the proceeds raised in the initial public offering and from $18.1 million in loans under a new revolving credit facility, which provides, among other things, for $50.0 million in revolving credit loans.

•       Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of a wholly owned subsidiary.

•       Paid $2.8 million in connection with the termination of the management agreements and covenant not to compete agreements.

	Fiscal Year
	2002	2003	2004
	Restated	Restated
	(In thousands)
Net cash provided by operating activities	$14,582	$20,652	$21,452
Net cash used in other investing activities:
Acquisition of equipment and other assets	(8,779)	(14,956)	(27,284)
Net cash provided by (used in) financing activities	(4,886)	(6,188)	3,830
Net increase (decrease) in cash	$917	$(492)	$(2,002)

Net cash provided by operating activities was $21.5 million in 2004, compared to $20.7 million in 2003 and $14.6 million in 2002. The increase in net cash provided by operating activities in 2004 compared to 2003 was primarily due to an increase in cash received from landlords for lease incentives. The increase in 2003 consisted primarily of improvements in working capital due to better management of payables as well as incremental revenues from the addition of new restaurants.

Net cash used in investing activities was $27.3 million in 2004, $15.0 million in 2003 and $8.8 million in 2002. We use cash for tenant improvements and equipment to open new restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and/or existing restaurant capacity expanded during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $3.8 million in 2004. Net cash used by financing activities was $6.2 million in 2003 and $4.9 million in 2002. Net cash provided by financing activities in 2004 consisted primarily of net proceeds from issuance of common stock in connection with our initial public offering of $65.1 million, offset by payments on redemption of senior preferred stock of $28.9 million and net proceeds and payments on our revolving credit facilities of $26.5 million. The net cash used by financing activities during 2003 and 2002 was primarily related to financing the property and equipment purchases for restaurant openings.

On July 23, 2004, we repaid the outstanding balance on our amended and restated revolving credit facility in the amount of $51.5 million with net proceeds from our initial public offering and $18.3 million in loans under a new revolving credit facility agreement, which provides among other things for $50.0 million in revolving credit loans. Loans under the facility are collateralized by a first priority security interest in all of our assets and mature on July 23, 2009. For the year ended December 25, 2004, we recognized a $1.3 million expense related to the write-off of unamortized deferred loan costs related to the prior revolving credit facility.

As of December 25, 2004, the outstanding balance on our revolving credit facility was $12.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitations. We were in compliance with these covenants as of December 25, 2004.

Our prior revolving credit facility, entered into on October 28, 2003, provided for a $70.0 million revolving credit loan. Loans under this facility were collateralized by a first priority security interest in all of the assets of the Company, were scheduled to mature April 2007 and bore interest based on the financial institution’s prime rate plus a margin of 1.75% to 2.25% or the Eurodollar rate plus a margin of 3.25% to 3.75%, with margins determined by certain financial ratios.

Before October 28, 2003, we had term loans and a $15.0 million revolving credit facility payable to financial institutions. The term loans had quarterly principal payments due in amounts ranging from $0.3 million to $2.1 million and were scheduled to mature between June 2006 and June 2008. The interest rates on these term loans were based on the financial institution’s prime rate plus a margin of 1.5% to 3.0% or the Eurodollar rate plus a margin of 3.0% to 4.25% determined by certain financial ratios.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to new restaurant openings for at least the next 12 months. We believe the cash flows from our operating activities and the proceeds from our initial public offering will be sufficient to fund our operations and meet our obligations for the foreseeable future.

Off-Balance Sheet Arrangements

As of December 25, 2004 we had no off balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily restaurant leases) and capital leases. We lease all of our restaurants and our corporate offices under non-cancelable operating leases. Most of our restaurants have an initial operating lease term of 10 to 20 years and options to renew for between 5 and 15 additional years. Contractual obligations as of December 25, 2004 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$12,000	$—	$—	$12,000	$—
Operating leases	183,768	16,167	33,986	31,612	102,003
Capital leases, including interest	1,241	491	750	—	—
Purchase obligations(2)	4,855	3,073	1,607	136	39
Total	$201,864	$19,731	$36,343	$43,748	$102,042

(1)          Revolving credit facility balance as of December 25, 2004 due July 23, 2009. The interest rate on the revolving credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios.

(2)          Purchase obligations include commitments related to the construction of new restaurants.

Critical Accounting Policies and Use of Estimates

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term as defined in SFAS No. 13, Accounting for Leases, as amended or the estimated useful life of the asset. As discussed in SFAS No. 13, the lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—5 to 10 years; furniture and fixtures—5 to 10 years and leasehold improvements—7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.

The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. In our most recent impairment evaluation for long-lived assets, no additional impairment charge would have resulted even if there were a permanent 5% reduction in revenues in our restaurants.

During 2003, we recorded a loss on impairment of long-lived assets in the amount of $1.5 million. The charge was related to the partial impairment of fixtures and equipment and leasehold improvements at one restaurant. This restaurant has experienced a decline in cash flows due to the location of the restaurant. There were no impairments during 2002 or 2004.

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets resulted from our acquisition in 2001. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed our most recent impairment test on balances as of December 25, 2004, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. There were no impairments of goodwill or assets with indefinite lives in 2002 or 2003. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets. In our most recent impairment evaluation for goodwill and other indefinite lived assets, no impairment charge would have resulted even if a permanent 5% reduction in revenues were to occur.

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

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of December 25, 2004.

Operating Leases

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on the straight-line basis over the lease term as defined in SFAS No. 13, Accounting for Leases, as amended. The lease term commences on the date which is normally when the property is ready for normal tenant improvements (build-out period), when no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent liability and is included in the consolidated balance sheets.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46R”), which provided, among other things, immediate deferral of the application of FIN 46 for entities that did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN 46R did not have an impact on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect to the statement of operations is no longer an alternative, and SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently evaluating the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. The adoption of SFAS No. 123(R) is expected to increase compensation expense in the future.

Effect of Inflation

We do not believe inflation has had a significant effect on our operations during the past several years. We generally have been able to substantially offset increases in our restaurant and operating costs resulting from inflation by altering our menu, increasing menu prices or making other adjustments.

Factors That May Affect Our Business and the Price of Our Stock

Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our planned growth.

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

Unexpected expenses and low market acceptance could adversely affect the profitability of restaurants that we open in new markets.

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

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We opened nine company-owned restaurants and began operating an additional restaurant under a management contract in 2004. We plan to open seven company-owned restaurants in 2005. Our 2004 expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Our ability to raise capital in the future may be limited, which could adversely impact our growth.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events described in this section may require us to seek additional debt or equity financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our operations are susceptible to changes in food availability and costs, which could adversely affect our operating results.

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

Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price.

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

A decline in visitors or business travelers to downtown areas where our restaurants are located could negatively affect our restaurant sales.

Many of our restaurants are located in downtown areas. We depend on both local residents and business travelers to frequent these locations. We experienced a decline in revenues in our downtown locations in 2001 and 2002, caused in part by decreases in business travel and the general decline in economic conditions. We may experience a similar decline in our revenues in the future. If the number of visitors to downtown areas declines due to economic or other conditions, changes in consumer preferences, changes in discretionary consumer spending or for other reasons, our revenues could decline significantly and our results of operations could be adversely affected.

If we lose the services of any of our key management personnel or our founders, our business could suffer.

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

Many of our restaurants are concentrated in local or regional areas and, as a result, we are sensitive to economic and other trends and developments in these areas.

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

Our success depends on our ability to protect our proprietary information. Failure to protect our trademarks, service marks or trade secrets could adversely affect our business.

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

Our current insurance policies may not provide adequate levels of coverage against all claims.

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations.

Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.

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

We may not be able to successfully integrate into our business the operations of restaurants that we acquire, which may adversely affect our business, financial condition and results of operations.

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

Negative publicity concerning food quality, health and other issues and costs or liabilities resulting from litigation may have a material adverse effect on our results of operations.

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

Health concerns relating to the consumption of seafood or other food products could affect consumer preferences and could negatively impact our results of operations.

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

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations.

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

Labor shortages or increases in labor costs could slow our growth or harm our business.

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

We may incur costs or liabilities and lose revenue, and our growth strategy may be adversely impacted, as a result of government regulation.

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

Restaurant companies have been the target of class-actions and other lawsuits alleging, among other things, violation of federal and state law.

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

Our operations and profitability are highly susceptible to the effects of violence, war and economic trends.

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

We may not be able to compete successfully with other restaurants, which could adversely affect our results of operations.

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

Our stock price may be volatile, and you may not be able to resell your shares at or above the price you pay for them.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents. We invest any excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. At the end of 2004, we had $12.0 million of variable rate borrowings, and a 1.0% change in the rate would have increased interest expense by $120,000. Loans under our revolving credit facility mature on July 23, 2009. To mitigate our risk from increases in variable rate bank indebtedness, we had entered into an interest rate swap agreement involving an exchange of floating rate interest payment obligations for fixed rate payment obligations for $29,250,000 of our revolving credit loan. This agreement expired on November 23, 2004. As of December 25, 2004, the Company did not hold any interest rate swaps.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
McCormick and Schmick’s Seafood Restaurants, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members’ and stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of McCormick & Schmick’s Seafood Restaurants, Inc. (formerly McCormick & Schmick Holdings LLC) and Subsidiaries (the “Company”) as of December 27, 2003 and December 25, 2004 and the results of their operations and their cash flows for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 in the Notes to the Financial Statements, the Company has restated its financial statements as of and for the years ended December 28, 2002 and December 27, 2003.

PricewaterhouseCoopers LLP
Portland, Oregon
April 6, 2005

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 27, 2003	December 25, 2004
	(Restated)
Assets
Current assets
Cash and cash equivalents	$2,453	$451
Trade accounts receivable, net	3,689	4,988
Inventories	2,704	3,384
Prepaid expenses and other current assets	2,367	2,846
Deferred income taxes	96	830
Total current assets	11,309	12,499
Equipment and leasehold improvements, net	76,017	92,744
Other assets	54,470	53,821
Goodwill	19,996	19,996
Total assets	$161,792	$179,060
Liabilities and Members’/Stockholders’ Equity
Current liabilities
Book overdraft	$5,052	$429
Accounts payable	11,216	12,875
Accrued expenses	12,698	15,197
Capital lease obligations, current portion	415	433
Derivative instrument—interest rate swap, current	805	—
Total current liabilities	30,186	28,934
Revolving credit facility	38,500	12,000
Mandatorily redeemable preferred stock (liquidation preference of $27,002)	23,137	—
Other long-term liabilities	6,749	11,791
Capital lease obligations, noncurrent portion	1,141	707
Deferred income taxes	4,312	1,558
Total liabilities	104,025	54,990
Commitments and contingencies (Note 12)
Members’/ stockholders’ equity
Members’ equity in McCormick & Schmick Holdings LLC (Note 14)	62,819	—
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 shares issued and outstanding	—	14
Additional paid in capital	—	127,917
Accumulated deficit	(4,564)	(3,861)
Accumulated other comprehensive loss	(488)	—
Total members’/ stockholders’ equity	57,767	124,070
Total liabilities and members’/ stockholders’ equity	$161,792	$179,060

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	December 28, 2002	December 27, 2003	December 25, 2004
	(Restated)	(Restated)
Revenues	$180,104	$196,717	$238,757
Restaurant operating costs
Food and beverage	53,168	57,959	70,873
Labor	56,147	61,644	75,081
Operating	26,406	29,244	35,204
Occupancy	15,349	16,890	21,401
Total restaurant operating costs	151,070	165,737	202,559
General and administrative expenses	7,576	9,769	12,062
Restaurant pre-opening costs	1,006	1,219	2,393
Depreciation and amortization	8,808	9,853	10,723
Management fees and covenants not to compete	2,550	2,550	4,241
Impairment of assets	—	1,513	—
Total costs and expenses	171,010	190,641	231,978
Operating income	9,094	6,076	6,779
Interest expense	3,720	3,069	2,680
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	1,901	5,759
Write off of deferred loan costs on early extinguishment of debt	—	2,313	1,288
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	5,374	(1,207)	(2,948)
Income tax expense (benefit)	2,570	1,323	(3,651)
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,347	1,832	—
Net income (loss)	$(543)	$(4,362)	$703
Net income (loss) per common share (Note 3)
Basic and diluted	$(0.07)	$(0.56)	$0.07
Shares used in computing net income (loss) per share (Note 3)
Basic	7,782	7,782	10,387
Diluted	7,782	7,782	10,416

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Members’ and Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Units		Preferred Unit Warrant		Class A Units		Class A-2 Unit Warrant		Class B Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
	($ in thousands)
Balances at December 29, 2001 (As previously reported)	57,000	$57,000	4,956	$4,951	1,000,000	$756	103,896	$103	—	$—
Cumulative effect of restatement (note 2)	—	—	—	—	—	—	—	—	—	—
Balances at December 30, 2001 (Restated)	57,000	57,000	4,956	4,951	1,000,000	756	103,896	103	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $485	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—
Balances at December 28, 2002 (Restated)	57,000	57,000	4,956	4,951	1,000,000	756	103,896	103	—	—
Issuance of Class B and Class C units	—	—	—	—	—	—	—	—	171,429	37
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Realized gain on interest rate swap, net of income tax expense of $168	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—
Balances at December 27, 2003 (Restated)	57,000	57,000	4,956	4,951	1,000,000	756	103,896	103	171,429	37
Net income	—	—	—	—	—	—	—	—	—	—
Realized gain on interest rate swap, net of income tax expense of $317	—	—	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—
Purchase of Class B units	—	—	—	—	—	—	—	—	—	(6)
Reorganization	(57,000)	(57,000)	—	—	(1,000,000)	(756)	—	—	(171,429)	(31)
Exercise of warrants	—	—	(4,956)	(4,951)	—	—	(103,896)	(103)	—	—
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—
Balances at December 25, 2004	—	$ —	—	$ —	—	$ —	—	$ —	—	$ —

	Class C Units		Common Stock		Additional Paid-in	Unearned	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Units	Amount	Units	Amount	Amount	Compensation	Deficit)	Gain (Loss)	Total
	($ in thousands)
Balances at December 29, 2001 (As previously reported)	—	$ —	—	$ —	$ —	$ —	$ 548	$ —	$ 63,358
Cumulative effect of restatement (note 2)	—	—	—	—	—	—	(207)	—	(207)
Balances at December 30, 2001 (Restated)	—	—	—	—	—	—	341	—	63,151
Net loss	—	—	—	—	—	—	(543)	—	(543)
Unrealized loss on interest rate swap, net of income tax benefit of $485	—	—	—	—	—	—	—	(748)	(748)
Total comprehensive loss	—	—	—	—	—	—	—	—	(1,291)
Balances at December 28, 2002 (Restated)	—	—	—	—	—	—	(202)	(748)	61,860
Issuance of Class B and Class C units	13	14	—	—	—	(51)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(4,362)	—	(4,362)
Realized gain on interest rate swap, net of income tax expense of $168	—	—	—	—	—	—	—	260	260
Total comprehensive loss	—	—	—	—	—	—	—	—	(4,102)
Balances at December 27, 2003 (Restated)	13	14	—	—	—	(42)	(4,564)	(488)	57,767
Net income	—	—	—	—	—	—	703	—	703
Realized gain on interest rate swap, net of income tax expense of $317	—	—	—	—	—	—	—	488	488
Total comprehensive income	—	—	—	—	—	—	—	—	1,191
Amortization of unearned compensation	—	—	—	—	—	42	—	—	42
Purchase of Class B units	—	—	—	—	—	—	—	—	(6)
Reorganization	(13)	(14)	7,179,358	7	57,794	—	—	—	—
Exercise of warrants	—	—	602,992	1	5,059	—	—	—	6
Issuance of common stock in initial public offering, net of offering costs	—	—	6,000,000	6	65,064	—	—	—	65,070
Balances at December 25, 2004	—	$ —	13,782,350	$ 14	$ 127,917	$ —	$ (3,861)	$ —	$ 124,070

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 28, 2002	December 27, 2003	December 25, 2004
	(Restated)	(Restated)
Operating activities
Net income (loss)	$(543)	$(4,362)	$703
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,808	9,853	10,723
Amortization of unearned compensation	—	9	42
Provision for doubtful accounts	165	48	—
Deferred income taxes	2,570	1,323	(3,805)
Write off of deferred loan costs on early extinguishment of debt	—	2,313	1,288
Impairment of assets	—	1,513	—
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,347	3,733	5,759
Changes in operating assets and liabilities
Trade accounts receivable	(392)	(446)	(1,299)
Inventories	(88)	(387)	(680)
Prepaid expenses and other current assets	1,941	(495)	(479)
Accounts payable	(3,752)	2,978	1,659
Accrued expenses	(636)	2,310	2,499
Other long-term liabilities	3,162	2,262	5,042
Net cash provided by operating activities	14,582	20,652	21,452
Investing activities
Acquisition of equipment and leasehold improvements	(8,451)	(14,889)	(27,017)
Other assets	(328)	(67)	(267)
Net cash used in investing activities	(8,779)	(14,956)	(27,284)
Financing activities
Increase (decrease) in book overdraft	2,922	2,130	(4,623)
Loan costs	(99)	(1,398)	(805)
Payments on long-term debt	(6,963)	(45,056)	—
Borrowings made on revolving credit facility	25,000	103,000	65,500
Payments made on revolving credit facility	(27,000)	(64,500)	(92,000)
Proceeds from sale/leaseback of equipment	1,635	—	—
Proceeds from issuance of common stock, net of offering costs $6,930	—	—	65,076
Redemption of senior preferred stock	—	—	(28,896)
Disbursements of notes receivable	(350)	—	—
Proceeds from notes receivable	15	26	—
Payments on capital lease obligations	(46)	(390)	(416)
Purchase of Class B units	—	—	(6)
Net cash provided by (used in) financing activities	(4,886)	(6,188)	3,830
Net increase (decrease) in cash and cash equivalents	917	(492)	(2,002)
Cash and cash equivalents, beginning of year	2,028	2,945	2,453
Cash and cash equivalents, end of year	$2,945	$2,453	$451
Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$3,527	$3,457	$3,097
Income taxes	35	96	57

Noncash investing and financing activities

In 2003, accounts receivable totaling $226 were converted to a note receivable, which is included in other assets. A liquor license was purchased for $306 using a note payable. In 2002 equipment totaling $357 was acquired under capital leases.

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. McCormick & Schmick’s Seafood Restaurants, Inc. is the survivor of a merger with McCormick & Schmick Holdings LLC (the “LLC”) that occurred on July 20, 2004, prior to the Company’s initial public offering.

The financial statements for the period covered by this report are those of McCormick & Schmick’s Seafood Restaurants, Inc. for periods beginning after July 19, 2004 and those of the LLC for periods ended on or before July 19, 2004. Except with respect to information regarding the membership units in the LLC and the common stock issued upon the reorganization, there was no impact to the financial statements as a result of converting from a limited liability company to a corporation. Before July 20, 2004, the Company’s operations were conducted in McCormick & Schmick Acquisition Corp. and its subsidiaries, which are taxable corporations. Accordingly, the financial statements of the Company have historically included a provision for income taxes and related deferred income taxes. Throughout this report, McCormick & Schmick’s Seafood Restaurants, Inc. and the LLC are referred to collectively as “the Company.”

In connection with the reorganization and initial public offering, the Company:

•       Issued 7,179,357 shares of common stock in the merger to the holders of the LLC’s units, not including 602,992 shares issuable upon the exercise of warrants at a nominal price to The Bell Atlantic Master Trust. See Note 14, “Members’ Equity.”

•       Issued 6,000,000 shares at $12.00 per share, raising approximately $65.1 million after underwriting discounts and transaction costs.

•       Repaid $51.5 million of indebtedness on its then existing credit facility with the proceeds raised in the initial public offering and from $18.1 million in loans under a new revolving credit facility. See Note 7, “Long Term Debt.”

•       Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of a Company subsidiary. See Note 13, “Mandatorily Redeemable Preferred Stock.”

•       Paid $2.8 million in connection with the termination of the management agreements and covenant not to compete agreements.

The Company owns and operates 50 restaurants in 22 states throughout the United States of America. The Company also provides management services to two additional restaurants. The Company has aggregated its operations to one reportable segment.

2.   Restatement of Financial Information

Like many other restaurant companies and retailers, the Company has conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles (“GAAP”). The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

Lease Term

Historically, the Company has amortized its leasehold improvements on leased properties over the shorter of the combined initial term and all option periods of the lease (generally ranging from 20 to 30 years) or the useful life of the asset. In addition, the Company had recognized rent expense on the straight-line basis from the opening date of the restaurant through the initial term of the lease. The Company has concluded that its calculation of straight line rent expense should be based on the lease term as defined in SFAS No. 13, Accounting for Leases, as amended, which in most cases exceeds the initial term of the lease. As a result, it has restated its financial statements to recognize rent expense on the straight-line basis over the lease term, including option periods which are reasonably assured of renewal primarily due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control over the property, which is generally when the lessor’s property is substantially complete and is ready for tenant improvements. In addition, the Company will amortize leasehold improvements over the shorter of the lease term or the useful life of the assets. As a result of these changes, the Company’s deferred rent credit liability included in other long-term liabilities, pre-opening costs and rent expense in the accompanying financial statements have increased on a restated basis.

Tenant Improvement Allowances

The Company has historically netted all tenant improvement allowances against the capitalized cost of leasehold improvements. It has determined that certain tenant improvement allowances should be considered lease incentives and recorded as a deferred rent credit and amortized as a reduction to rent expense over the lease term. This change increases capitalized leasehold improvements and the deferred rent credit liability included in other long-term liabilities which results in increases in amortization expense and decreases in rent expense.

Restatement

These restatement adjustments reduced net income by $1,182,000 and $750,000 and diluted earnings per share by ($0.15) and ($0.10) for the years ended December 27, 2003 and December 28, 2002, respectively. The restatements had an impact on prior years whose cumulative effect was to reduce retained earnings by $207,000 as of December 30, 2001. This adjustment has been presented as “cumulative effect of restatement” at December 30, 2001 in the consolidated statements of members’ and stockholders’ equity and comprehensive income (loss).

As a result of our review of lease accounting, we eliminated the assumed liabilities relating to lease obligations as of the acquisition date of August 22, 2001. The effect was a decrease to goodwill of $1.2 million, a decrease to other long-term liabilities of $2.0 million and an increase to long-term deferred tax liabilities of $0.8 million.

The following sets forth the effects of the restatements to the Company’s consolidated balance sheet at December 27, 2003, and its consolidated statements of operations and cash flows for the years ended December 28, 2002 and December 27, 2003. There was no change to previously reported cash and cash equivalents.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 27, 2003
	As previously reported	Restated
Assets
Current assets
Cash and cash equivalents	$2,453	$2,453
Trade accounts receivable, net	3,689	3,689
Inventories	2,704	2,704
Prepaid expenses and other current assets	2,367	2,367
Deferred income taxes	96	96
Total current assets	11,309	11,309
Equipment and leasehold improvements, net	74,829	76,017
Other assets	54,470	54,470
Goodwill	21,209	19,996
Total assets	$161,817	$161,792
Liabilities and Members’ Equity
Current liabilities
Book overdraft	$5,052	$5,052
Accounts payable	11,216	11,216
Accrued expenses	12,698	12,698
Capital lease obligations, current portion	415	415
Derivative instrument, current	805	805
Total current liabilities	30,186	30,186
Revolving credit facility	38,500	38,500
Mandatorily redeemable preferred stock	23,137	23,137
Other long-term liabilities	4,635	6,749
Capital lease obligations, noncurrent portion	1,141	1,141
Deferred income taxes	4,312	4,312
Total liabilities	101,911	104,025
Members’ equity
Members’ equity in McCormick & Schmick Holdings LLC	62,819	62,819
Accumulated deficit	(2,425)	(4,564)
Accumulated other comprehensive loss	(488)	(488)
Total members’ equity	59,906	57,767
Total liabilities and members’ equity	$161,817	$161,792

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands except per share data)

	Year Ended
	December 28, 2002		December 27, 2003
	As previously reported	Restated	As previously reported	Restated
Revenues	$180,104	$180,104	$196,717	$196,717
Restaurant operating costs
Food and beverage	53,168	53,168	57,959	57,959
Labor	56,147	56,147	61,644	61,644
Operating	26,406	26,406	29,244	29,244
Occupancy	14,301	15,349	15,829	16,890
Total restaurant operating costs	150,022	151,070	164,676	165,737
General and administrative expenses	7,576	7,576	9,769	9,769
Restaurant pre-opening costs	911	1,006	1,110	1,219
Depreciation and amortization	8,717	8,808	9,675	9,853
Management fees and covenants not to compete	2,550	2,550	2,550	2,550
Impairment of assets	—	—	1,513	1,513
Total costs and expenses	169,776	171,010	189,293	190,641
Operating income	10,328	9,094	7,424	6,076
Interest expense	3,720	3,720	3,069	3,069
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	1,901	1,901
Write off of deferred loan costs on early extinguishment of debt	—	—	2,313	2,313
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	6,608	5,374	141	(1,207)
Income tax expense	3,054	2,570	1,489	1,323
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,347	3,347	1,832	1,832
Net income (loss)	$207	$(543)	$(3,180)	$(4,362)
Net income (loss) per common share (Note 3)
Basic and diluted	$0.03	$(0.07)	$(0.41)	$(0.56)
Shares used in computing net income (loss) per share (Note 3)
Basic and diluted	7,782	7,782	7,782	7,782

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 28, 2002		December 27, 2003
	As previously reported	Restated	As previously reported	Restated
Operating activities
Net income (loss)	$207	$(543)	$(3,180)	$(4,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,717	8,808	9,675	9,853
Amortization of unearned compensation	—	—	9	9
Provision for doubtful accounts	165	165	48	48
Deferred income taxes	3,054	2,570	1,489	1,323
Write off of deferred loan costs on early extinguishment of debt	—	—	2,313	2,313
Impairment of assets	—	—	1,513	1,513
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,347	3,347	3,733	3,733
Changes in operating assets and liabilities
Trade accounts receivable	(392)	(392)	(446)	(446)
Inventories	(88)	(88)	(387)	(387)
Prepaid expenses and other current assets	1,941	1,941	(495)	(495)
Accounts payable	(3,752)	(3,752)	2,978	2,978
Accrued expenses	(636)	(636)	2,310	2,310
Other long-term liabilities	810	3,162	819	2,262
Net cash provided by operating activities	13,373	14,582	20,379	20,652
Investing activities
Acquisition of equipment and leasehold improvements	(7,242)	(8,451)	(14,616)	(14,889)
Other assets	(328)	(328)	(67)	(67)
Net cash used in investing activities	(7,570)	(8,779)	(14,683)	(14,956)
Financing activities
Increase in book overdraft	2,922	2,922	2,130	2,130
Loan costs	(99)	(99)	(1,398)	(1,398)
Payments on long-term debt	(6,963)	(6,963)	(45,056)	(45,056)
Borrowings made on revolving credit facility	25,000	25,000	103,000	103,000
Payments made on revolving credit facility	(27,000)	(27,000)	(64,500)	(64,500)
Proceeds from sale/leaseback of equipment	1,635	1,635	—	—
Disbursements of note receivable	(350)	(350)	—	—
Proceeds from notes receivable	15	15	26	26
Payments on capital lease obligations	(46)	(46)	(390)	(390)
Net cash used in financing activities	(4,886)	(4,886)	(6,188)	(6,188)
Net increase (decrease) in cash and cash equivalents	917	917	(492)	(492)
Cash and cash equivalents, beginning of year	2,028	2,028	2,945	2,945
Cash and cash equivalents, end of year	$2,945	$2,945	$2,453	$2,453

Unaudited Selected Quarterly Financial Data

The following sets forth the effects of the restatements to the Company’s Consolidated Balance Sheets at March 27, 2004, June 26, 2004, and September 25, 2004 and to the Company’s Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for the quarterly periods then ended and for each of the quarterly periods in the fiscal year ended December 27, 2003. The Company’s Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarterly period ended December 25, 2004 is presented for comparative purposes.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets—Unaudited
(In thousands, except per share data)

	Quarter Ended
	March 27, 2004		June 26, 2004		September 25, 2004		December 25, 2004
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Assets
Current assets
Cash and cash equivalents	$2,404	$2,404	$1,101	$1,101	$2,573	$2,573	$451
Trade accounts receivable, net	5,605	5,605	7,049	7,049	5,425	5,425	4,988
Inventories	2,938	2,938	3,207	3,207	3,219	3,219	3,384
Prepaid expenses and other current assets	3,067	3,067	3,673	3,673	2,891	2,891	2,846
Deferred income taxes	96	96	96	96	96	96	830
Total current assets	14,110	14,110	15,126	15,126	14,204	14,204	12,499
Equipment and leasehold improvements, net	82,993	84,958	85,441	89,305	86,534	90,574	92,744
Other assets	54,381	54,381	54,306	54,306	53,707	53,707	53,821
Goodwill	21,209	19,996	21,209	19,996	21,209	19,996	19,996
Total assets	$172,693	$173,445	$176,082	$178,733	$175,654	$178,481	$179,060
Liabilities and Members’/ Stockholders’ Equity
Current liabilities
Book overdraft	$2,733	$2,733	$3,147	$3,147	$2,596	$2,596	$429
Accounts payable	10,370	10,370	14,462	14,462	10,839	10,839	12,875
Accrued expenses	14,326	14,326	14,510	14,510	15,305	15,305	15,197
Capital lease obligations, current portion	422	422	428	428	435	435	433
Derivative instrument, current	642	642	363	363	174	174	—
Total current liabilities	28,493	28,493	32,910	32,910	29,349	29,349	28,934
Revolving credit facility	50,500	50,500	51,000	51,000	17,000	17,000	12,000
Mandatorily redeemable preferred stock	24,149	24,149	25,203	25,203	—	—	—
Other long-term liabilities	4,723	8,064	4,887	10,529	5,121	11,338	11,791
Capital lease obligations, noncurrent portion	1,032	1,032	923	923	812	812	707
Deferred income taxes	4,532	4,356	4,045	3,711	4,331	3,841	1,558
Total liabilities	113,429	116,594	118,968	124,276	56,613	62,340	54,990
Members’/Stockholders’ equity
Members’ equity in McCormick & Schmick Holdings LLC	62,822	62,822	62,818	62,818	—	—	—
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 shares issued and outstanding	—	—	—	—	14	14	14
Additional paid in capital	—	—	—	—	127,695	127,695	127,917
Accumulated deficit	(3,174)	(5,587)	(5,510)	(8,167)	(8,604)	(11,504)	(3,861)
Accumulated other comprehensive loss	(384)	(384)	(194)	(194)	(64)	(64)	—
Total members’ / stockholders’ equity	59,264	56,851	57,114	54,457	119,041	116,141	124,070
Total liabilities and members’ / stockholders’ equity	$172,693	$173,445	$176,082	$178,733	$175,654	$178,481	$179,060

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations—Unaudited
(In thousands, except per share data)

	Quarter Ended
	March 27, 2004		June 26, 2004		September 25, 2004		December 25, 2004
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Revenues	$54,513	$54,513	$59,723	$59,723	$59,597	$59,597	$64,924
Restaurant operating costs
Food and beverage	16,286	16,286	17,931	17,931	17,776	17,776	18,880
Labor	17,810	17,810	18,732	18,732	19,013	19,013	19,526
Operating	7,874	7,874	8,744	8,744	8,947	8,947	9,639
Occupancy	4,513	4,848	5,129	5,397	5,137	5,434	5,722
Total restaurant operating costs	46,483	46,818	50,536	50,804	50,873	51,170	53,767
General and administrative expenses	2,549	2,549	2,616	2,616	3,340	3,340	3,557
Restaurant pre-opening costs	936	994	1,052	1,120	95	112	167
Depreciation and amortization	2,626	2,683	2,836	2,902	2,605	2,690	2,448
Management fees and covenants not to compete	638	638	3,603	3,603	—	—	—
Total costs and expenses	53,232	53,682	60,643	61,045	56,913	57,312	59,939
Operating income (loss)	1,281	831	(920)	(1,322)	2,684	2,285	4,985
Interest expense	857	857	939	939	569	570	314
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	1,012	1,054	1,054	3,693	3,693	—
Write off of deferred loan costs on early extinguishment of debt	—	—	—	—	1,288	1,288	—
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	(588)	(1,038)	(2,913)	(3,315)	(2,866)	(3,266)	4,671
Income tax expense (benefit)	161	(15)	(577)	(734)	228	71	(2,973)
Net income (loss)	$(749)	$(1,023)	$(2,336)	$(2,581)	$(3,094)	$(3,337)	$7,644
Net income (loss) per share (Note 3)
Basic and diluted	$(0.10)	$(0.13)	$(0.30)	$(0.33)	$(0.25)	$(0.27)	$0.55
Shares used in computing net income (loss) per share (Note 3)
Basic	7,782	7,782	7,782	7,782	12,299	12,299	13,782
Diluted	7,782	7,782	7,782	7,782	12,299	12,299	13,896

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows—Unaudited
(In thousands)

	Quarter Ended
	March 27, 2004		June 26, 2004		September 25, 2004		December 25, 2004
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Operating activities
Net income (loss)	$(749)	$(1,023)	$(2,336)	$(2,581)	$(3,094)	$(3,337)	$7,644
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,626	2,683	2,836	2,902	2,605	2,690	2,448
Amortization of unearned compensation	3	3	2	2	37	37	—
Deferred income taxes	161	(15)	(576)	(734)	227	71	(3,127)
Write off of deferred loan costs on early extinguishment of debt	—	—	—	—	1,288	1,288	—
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	1,012	1,054	1,054	3,693	3,693	—
Changes in operating assets and liabilities
Trade accounts receivable	(1,916)	(1,916)	613	614	181	182	(179)
Inventories	(234)	(234)	(269)	(269)	(12)	(12)	(165)
Prepaid expenses and other current assets	(700)	(700)	(606)	(606)	782	782	45
Accounts payable	(846)	(846)	4,092	4,092	(3,623)	(3,623)	2,036
Accrued expenses	1,628	1,628	184	184	796	796	(109)
Other long-term liabilities	88	1,315	164	2,465	234	808	454
Net cash provided by operating activities	1,073	1,907	5,158	7,123	3,114	3,375	9,047
Investing activities
Acquisition of equipment and leasehold improvements	(10,648)	(11,482)	(7,199)	(9,164)	(2,174)	(2,435)	(3,936)
Other assets	(53)	(53)	(67)	(67)	4	4	(151)
Net cash used in investing activities	(10,701)	(11,535)	(7,266)	(9,231)	(2,170)	(2,431)	(4,087)
Financing activities
Increase (decrease) in book overdraft	(2,319)	(2,319)	414	414	(551)	(551)	(2,167)
Loan costs	—	—	—	—	(775)	(775)	(30)
Borrowings made on revolving credit facility	25,500	25,500	14,500	14,500	22,500	22,500	3,000
Payments made on revolving credit facility	(13,500)	(13,500)	(14,000)	(14,000)	(56,500)	(56,500)	(8,000)
Proceeds from issuance of common stock	—	—	—	—	64,854	64,854	222
Redemption of senior preferred stock	—	—	—	—	(28,896)	(28,896)	—
Payments on capital lease obligations	(102)	(102)	(103)	(103)	(104)	(104)	(107)
Purchase of Class B units	—	—	(6)	(6)	—	—	—
Net cash provided by (used in) financing activities	9,579	9,579	805	805	528	528	(7,082)
Net increase (decrease) in cash and cash equivalents	(49)	(49)	(1,303)	(1,303)	1,472	1,472	(2,122)
Cash and cash equivalents, beginning of period	2,453	2,453	2,404	2,404	1,101	1,101	2,573
Cash and cash equivalents, end of period	$2,404	$2,404	$1,101	$1,101	$2,573	$2,573	$451

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets—Unaudited
(In thousands)

	Quarter Ended
	March 29, 2003		June 28, 2003		September 27, 2003		December 27, 2003
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Assets
Current assets
Cash and cash equivalents	$2,991	$2,991	$1,309	$1,309	$2,423	$2,423	$2,453	$2,453
Trade accounts receivable, net	3,363	3,363	3,372	3,372	4,916	4,916	3,689	3,689
Inventories	2,330	2,330	2,430	2,430	2,566	2,566	2,704	2,704
Prepaid expenses and other current assets	2,120	2,120	2,333	2,333	2,261	2,261	2,367	2,367
Deferred income taxes	—	—	—	—	—	—	96	96
Total current assets	10,804	10,804	9,444	9,444	12,166	12,166	11,309	11,309
Equipment and leasehold improvements, net	70,090	71,139	72,608	73,613	73,639	74,684	74,829	76,017
Other assets	55,231	55,231	55,323	55,323	55,539	55,539	54,470	54,470
Goodwill	21,209	19,996	21,209	19,996	21,209	19,996	21,209	19,996
Total assets	$157,334	$157,170	$158,584	$158,376	$162,553	$162,385	$161,817	$161,792
Liabilities and Members’ Equity
Current liabilities
Book overdraft	$3,231	$3,231	$3,127	$3,127	$4,040	$4,040	$5,052	$5,052
Accounts payable	6,288	6,288	8,143	8,143	8,417	8,417	11,216	11,216
Accrued expenses	9,976	9,976	10,613	10,613	11,478	11,478	12,698	12,698
Current maturities of long-term debt	6,858	6,858	6,929	6,929	7,000	7,000	—	—
Capital lease obligations, current portion	367	367	384	384	409	409	415	415
Derivative instrument, current	800	800	800	800	800	800	805	805
Deferred income tax	374	374	374	374	374	374	—	—
Total current liabilities	27,894	27,894	30,370	30,370	32,518	32,518	30,186	30,186
Revolving credit facility	2,000	2,000	—	—	2,000	2,000	38,500	38,500
Long-term debt	36,500	36,500	34,750	34,750	33,000	33,000	—	—
Mandatorily redeemable preferred stock	20,320	20,320	21,236	21,236	22,186	22,186	23,137	23,137
Other long-term liabilities	3,670	4,587	3,791	4,973	4,301	5,920	4,635	6,749
Capital lease obligations, non-current portion	1,484	1,484	1,354	1,354	1,246	1,246	1,141	1,141
Deferred income taxes	2,817	2,901	4,601	4,473	5,490	5,262	4,312	4,312
Derivative instrument, non-current	500	500	425	425	215	215	—	—
Total liabilities	95,185	96,186	96,527	97,581	100,956	102,347	101,911	104,025
Members’ equity
Members’ equity in McCormick & Schmick Holdings LLC	62,812	62,812	62,814	62,814	62,817	62,817	62,819	62,819
Retained earnings (accumulated deficit)	130	(1,035)	(12)	(1,274)	(605)	(2,164)	(2,425)	(4,564)
Accumulated other comprehensive loss	(793)	(793)	(745)	(745)	(615)	(615)	(488)	(488)
Total members’ equity	62,149	60,984	62,057	60,795	61,597	60,038	59,906	57,767
Total liabilities and members’ equity	$157,334	$157,170	$158,584	$158,376	$162,553	$162,385	$161,817	$161,792

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations—Unaudited
(In thousands, except per share data)

	Quarter Ended
	March 29, 2003		June 28, 2003		September 27, 2003		December 27, 2003
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Revenues	$45,049	$45,049	$48,642	$48,642	$48,895	$48,895	$54,131	$54,131
Restaurant operating costs
Food and beverage	13,397	13,397	14,163	14,163	14,522	14,522	15,877	15,877
Labor	14,464	14,464	15,109	15,109	15,488	15,488	16,583	16,583
Operating	6,811	6,811	7,082	7,082	7,274	7,274	8,077	8,077
Occupancy	3,674	3,923	3,901	4,170	3,938	4,213	4,316	4,584
Total restaurant operating costs	38,346	38,595	40,255	40,524	41,222	41,497	44,853	45,121
General and administrative expenses	1,941	1,941	2,016	2,016	2,126	2,126	3,686	3,686
Restaurant pre-opening costs	7	4	104	101	635	712	364	402
Depreciation and amortization	2,341	2,385	2,331	2,375	2,406	2,450	2,597	2,643
Management fees and covenants not to compete	637	637	637	637	637	637	639	639
Impairment of assets	—	—	—	—	—	—	1,513	1,513
Total costs and expenses	43,272	43,562	45,343	45,653	47,026	47,422	53,652	54,004
Operating income	1,777	1,487	3,299	2,989	1,869	1,473	479	127
Interest expense	832	832	768	768	703	703	766	766
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	—	—	950	950	951	951
Write off of deferred loan costs on early extinguishment of debt	—	—	—	—	—	—	2,313	2,313
Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	945	655	2,531	2,221	216	(180)	(3,551)	(3,903)
Income tax expense (benefit)	654	572	1,757	1,545	809	709	(1,731)	(1,503)
Accrued dividends and accretion on mandatorily redeemable preferred stock	916	916	916	916	—	—	—	—
Net loss	$(625)	$(833)	$(142)	$(240)	$(593)	$(889)	$(1,820)	$(2,400)
Net loss per share (Note 3)
Basic and diluted	$(0.08)	$(0.11)	$(0.02)	$(0.03)	$(0.08)	$(0.11)	$(0.23)	$(0.31)
Shares used in computing net loss per share (Note 3)
Basic and diluted	7,782	7,782	7,782	7,782	7,782	7,782	7,782	7,782

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows—Unaudited
(In thousands)

	Quarter Ended
	March 29, 2003		June 28, 2003		September 27, 2003		December 27, 2003
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Operating Activities
Net loss	$(625)	$(833)	$(142)	$(240)	$(593)	$(889)	$(1,820)	$(2,400)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,341	2,385	2,331	2,375	2,406	2,450	2,597	2,643
Amortization of unearned compensation	—	—	—	—	3	3	6	6
Provision for doubtful accounts	—	—	—	—	—	—	48	48
Deferred income taxes	654	572	1,757	1,545	809	709	(1,731)	(1,503)
Write off of deferred loan costs on early extinguishment of debt	—	—	—	—	—	—	2,313	2,313
Impairment of assets	—	—	—	—	—	—	1,513	1,513
Accrued dividends and accretion on mandatorily redeemable preferred stock	916	916	916	916	950	950	951	951
Changes in operating assets and liabilities
Trade accounts receivable	154	154	(493)	(493)	13	13	(120)	(120)
Inventories	(15)	(15)	(100)	(100)	(136)	(136)	(136)	(136)
Prepaid expenses and other current assets	(248)	(248)	(213)	(213)	72	72	(106)	(106)
Accounts payable	(1,950)	(1,950)	1,855	1,855	274	274	2,799	2,799
Accrued expenses	(410)	(410)	645	645	865	865	1,210	1,210
Other long-term liabilities	141	387	121	387	510	946	47	542
Net cash provided by operating activities	958	958	6,677	6,677	5,173	5,257	7,571	7,760
Investing activities
Acquisition of equipment and leasehold improvements	(1,448)	(1,448)	(4,463)	(4,463)	(5,210)	(5,294)	(3,495)	(3,684)
Other assets	—	—	—	—	—	—	(67)	(67)
Net cash used in investing activities	(1,448)	(1,448)	(4,463)	(4,463)	(5,210)	(5,294)	(3,562)	(3,751)
Financing activities
Increase (decrease) in book overdraft	310	310	(104)	(104)	913	913	1,011	1,011
Loan costs	—	—	—	—	—	—	(1,398)	(1,398)
Payments on long-term debt	(1,679)	(1,679)	(1,679)	(1,679)	(1,679)	(1,679)	(40,019)	(40,019)
Borrowings made on revolving credit facility	15,000	15,000	12,500	12,500	11,000	11,000	64,500	64,500
Payments made on revolving credit facility	(13,000)	(13,000)	(14,500)	(14,500)	(9,000)	(9,000)	(28,000)	(28,000)
Proceeds from notes receivable	—	—	—	—	—	—	26	26
Payments on capital lease obligations	(95)	(95)	(113)	(113)	(83)	(83)	(99)	(99)
Net cash provided by (used in) financing activities	536	536	(3,896)	(3,896)	1,151	1,151	(3,979)	(3,979)
Net increase (decrease) in cash and cash equivalents	46	46	(1,682)	(1,682)	1,114	1,114	30	30
Cash and cash equivalents, beginning of period	2,945	2,945	2,991	2,991	1,309	1,309	2,423	2,423
Cash and cash equivalents, end of period	$2,991	$2,991	$1,309	$1,309	$2,423	$2,423	$2,453	$2,453

3.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries: McCormick & Schmick Acquisition Corp II, McCormick & Schmick Acquisition Corp., McCormick & Schmick Restaurant Corp., McCormick & Schmick Maryland Liquor, Inc., McCormick & Schmick Acquisition I Texas, Inc., McCormick & Schmick Acquisition II Texas, Inc., McCormick & Schmick Acquisition III Texas, Inc., McCormick & Schmick Acquisition Texas, LP, McCormick & Schmick’s Atlanta II, LLC, McCormick & Schmick’s Hackensack, LLC, McCormick & Schmick Orlando, LLC, McCormick & Schmick Dallas LP, McCormick & Schmick Dallas Liquor, Inc., McCormick & Schmick Austin LP, and McCormick & Schmick Austin Liquor, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the Saturday closest to December 31. The fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004 were each comprised of 52 weeks. Approximately every six years a 53-week fiscal year occurs.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash consists of deposits held at major banks that may at times exceed FDIC-insured limits, and cash on hand in restaurant locations.

Trade Accounts Receivable

Trade accounts receivable is comprised of balances receivable from credit card companies and other third parties. Allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. We review our allowances by assessing individual accounts receivable over a specific aging and amount. The Company has established an allowance for doubtful accounts as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
52-weeks ended December 28, 2002	$—	$165	$48	$117
52-weeks ended December 27, 2003	117	48	40	125
52-weeks ended December 25, 2004	125	31	49	107

Inventories

Inventories, which consist principally of restaurant food, beverages and supplies, are stated at the lower of first-in, first-out cost method or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in operations.

Estimated useful lives are generally as follows:

Equipment	3-10 years
Furniture and fixtures	5-10 years
Leasehold improvements	7-30 years

Other Assets and Goodwill

Other assets include trademarks, loan costs and liquor licenses, which are stated at cost, less amortization, if any. The tradenames and trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in each respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of purchase price over the fair value of the net assets of the business acquired. The Company has adopted SFAS, No. 142 Goodwill and Other Intangible Assets, which provides that goodwill and certain other intangible assets with indefinite lives are no longer subject to amortization.

The Company has not recorded any amortization on trademarks, which represent the cost of acquiring the McCormick & Schmick tradename and trademarks, or on goodwill acquired in connection with the acquisition of the McCormick & Schmick division of Avado Brands, Inc., as management believes these assets have indefinite lives, are not impaired, and only nominal costs must be incurred to maintain them.

Loan costs are stated at cost and amortized using the effective interest method over the life of the loan. Transferable liquor licenses, which have a market value, are stated at cost.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as equipment and leasehold improvements, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

During 2003, the Company recorded a loss on impairment of long-lived assets in the amount of $1,513,000. The charge was related to partial impairment of fixtures and equipment and leasehold improvements at one restaurant. This restaurant is located on a site that was hidden from view from the street by a building constructed subsequent to the opening of this restaurant and in an area where several competing restaurants have been built. These factors, along with the seasonality of business experienced at this location, led to a decline in the cash flows from this restaurant location. Because this restaurant has reduced its costs and because several nearby restaurants have closed or relocated, the cash flow from this location has stabilized at approximately a break-even level, which is projected to continue for the foreseeable future. There are no plans to sell or abandon this restaurant location and no reserves have been established for future lease payments or other costs. Management measured the impairment charge with the assistance of a third-party appraisal of the related assets. There were no impairments of equipment and leasehold improvements in 2004 or 2002.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company tested the tradename, trademarks and goodwill for impairment in accordance with SFAS No. 142. Based on its evaluation, there were no impairments in 2004, 2003, and 2002 for tradenames, trademarks, or goodwill.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1)              Cash and cash equivalents, receivables, prepaid and other current assets, book overdraft, accounts payable, accrued compensation and benefits and other current and long-term liabilities

•        The carrying amounts of these items are a reasonable estimate of their fair values due primarily to their short-term nature.

2)              Long-term debt

•        Borrowings under the revolving credit facility arrangement as of December 25, 2004 and December 27, 2003 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

Book Overdraft

Book overdraft represents the amount of checks outstanding in excess of cash in banks and deposits in transit at December 27, 2003 and December 25, 2004. The Company maintains a controlled disbursement arrangement whereby checks presented to one bank are funded by transfers from another bank.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Recognition of deferred tax assets is limited to amounts considered to be more likely than not of realization in future periods. A valuation allowance is established if the realization of the deferred tax assets is uncertain.

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. A deferred liability is recognized for gift certificates that have been sold but not yet redeemed at their anticipated redemption value. The anticipated redemption value includes the cash value of gift certificates outstanding for approximately eighteen months from the date of sale. The anticipated redemption value is adjusted thereafter based on the Company’s historical redemption rates. The Company recognizes revenue and reduces the related deferred liability when the gift certificates are redeemed.

Equity-Based Compensation Plan

The Company accounts for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, the Company computed compensation cost for employee equity units granted as the amount by which the estimated fair value of the Company’s equity units on the date of grant exceeds the amount the employee must pay to acquire the related equity units. The amount of compensation cost is charged to income over the vesting period.

Under SFAS No. 123, as amended by SFAS No. 148, companies who choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair value method and to disclose the impact of fair value accounting in a note to the financial statements. Prior to the initial public offering, there was no difference between the accounting for the equity-based compensation plan described in Note 11 under APB Opinion No. 25 and SFAS No. 123. Accordingly, prior to the initial public offering, there was no difference between reported net income and pro forma net income determined under SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect to the statement of operations is no longer an alternative, and SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. The adoption of SFAS No. 123(R) is expected to increase compensation expense in the future.

The table below shows the effects on net income and net income per share had compensation cost been measured with the fair value method pursuant to SFAS No. 123:

Year ended December 25, 2004
(in thousands, except
per share data)
Net income, as reported	$703
Compensation expense included in net income	42
Compensation cost based on the fair value method	(318)
Pro forma net income	$427
Basic and fully diluted net income per share
As reported	$0.07
Pro forma	$0.04
Shares used in computing net income per common share
Basic and fully diluted	10,387

The preceding proforma results were calculated with the use of the Black Scholes option pricing model. The following assumptions were used:

(1)   risk-free interest rate of 3.9%;

(2)   dividend yield of 0%;

(3)   expected life of 5.5 years; and volatility of 24.3%. Results may vary depending on the assumptions applied within the model.

There is no difference between reported net loss and net loss per share and proforma net loss and net loss per share determined under SFAS No. 123 for the years ended December 28, 2002 and December 27, 2003.

Restaurant Pre-Opening Costs

Restaurant pre-opening costs, consisting primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel, and non-cash rent expenses during the construction period are expensed as incurred and totaled $1,006,000, $1,219,000 and $2,393,000 for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred and were $1,737,000, $2,035,000 and $2,553,000 for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively.

Insurance Liability

The Company maintains various policies for workers’ compensation, employee health, general liability, and property damage. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records a liability for the estimated exposure for aggregate losses below those limits. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of elements of comprehensive income (loss), including unrealized gains and losses on certain investments in debt and equity securities and deferred gains and losses on unrealized derivative hedge transactions.

Basic and Diluted Net Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period since the initial public offering. For periods prior to the initial public offering the 7,179,357 shares of common stock of the Company issued to the former unit holders of McCormick & Schmick Holdings LLC and the 602,292 shares issuable upon the exercise of certain warrants (because the warrants have a nominal exercise price) are assumed to be outstanding for all periods presented. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

Options to purchase 870,500 shares of common stock were outstanding at December 25, 2004. The diluted weighted-average shares for the year ended December 25, 2004 include 29,020 shares subject to stock options. There were no stock options prior to the initial public offering.

Operating Leases

The Company has entered into operating leases (See Note 16), which have accelerating minimum base rent terms and contingent rent terms if individual restaurant sales exceed certain levels. The Company records the minimum base rents on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period), when no rent payments are typically due under the terms of the lease. For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are nonsubstantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straightlining of rents and lease incentives, which is included in other long-term liabilities of $5,707,000 and $10,792,000 as of December 27, 2003 and December 25, 2004, respectively.

Derivative Instruments and Hedging Activities

The Company accounts for all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statement of operations or accumulated other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the consolidated statement of operations. For derivatives not recognized as hedges, the gain or loss on the derivative in the period of change is recognized as other income.

If the Company were to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity.

4.   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 27, 2003	December 25, 2004
	Restated
	(in thousands)
Fixtures and equipment	$28,406	$36,808
Leasehold improvements	59,938	77,331
Construction in progress	4,978	5,699
Equipment under capital leases	1,992	1,992
	95,314	121,830
Less: Accumulated depreciation and amortization	(19,297)	(29,086)
Equipment and leasehold improvements, net	$76,017	$92,744

For the years ended December 27, 2003 and December 25, 2004, the Company capitalized interest in the amount of $159,000 and $88,000, respectively. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 was $8,226,000, $9,285,000 and $10,290,000, respectively.

5.   Other Assets

Other assets consist of the following:

	December 27, 2003	December 25, 2004
	(in thousands)
Tradename and trademarks	$50,600	$50,600
Loan costs	1,632	805
Liquor licenses	1,015	1,103
Notes receivable	585	716
Other	989	1,036
	54,821	54,260
Less accumulated amortization of loan costs ($77,000 and $68,000) and other ($274,000 and $371,000) at December 27, 2003 and December 25, 2004, respectively	(351)	(439)
	$54,470	$53,821

Amortization expense related to other assets (loan costs, prepaid management contract and a covenant not to compete agreement) was  $582,000, $568,000 and $433,000 for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively.

Estimated aggregate amortization expense related to the loan costs, prepaid management contract and a covenant not to compete for the 52-week periods ended during the next five years from December 25, 2004 and thereafter is as follows:

2005	$238
2006	185
2007	185
2008	185
2009	122
Thereafter	65
$980

6.   Accrued Expenses

Accrued expenses consist of the following:

	December 27, 2003	December 25, 2004
	(in thousands)
Accrued compensation and benefits	$5,951	$7,814
Deferred revenue—gift certificates	1,904	3,089
Accrued legal and related costs	1,400	331
Accrued sales tax	1,139	1,392
Accrued rent	526	636
Accrued interest	459	156
Other	1,319	1,779
	$12,698	$15,197

7.   Long-Term Debt

On July 23, 2004, the Company repaid the outstanding balance on its amended and restated revolving credit facility in the amount of $51.5 million with net proceeds from the initial public offering and $18.1 million in loans pursuant to a new revolving credit facility agreement, which provides among other things for $50.0 million in revolving credit loans. Loans under the facility are collateralized by a first priority security interest in all of the assets of the Company and mature on July 22, 2009. For the year ended December 25, 2004, the Company recognized a $1.3 million expense related to the write off of unamortized deferred loan costs related to the prior revolving credit facility. As of December 25, 2004, the outstanding balance on the Company’s revolving credit facility was $12.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. Under its revolving credit facility, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitations. The Company was in compliance with these covenants as of December 25, 2004.

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

Before October 28, 2003, the Company had term loans and a $15.0 million revolving credit facility payable to financial institutions. The term loans had quarterly principal payments due in amounts ranging from $0.3 million to $2.1 million and were scheduled to mature between June 2006 and June 2008. The interest rates on these term loans was based on the financial institution’s prime rate plus a margin of 1.5% to 3.0% or the Eurodollar rate plus a margin of 3.0% to 4.25% determined by certain financial ratios. As of September 27, 2003 the balance of the term loans was $38.5 million. The interest rates on the revolving credit facility were based on the financial institution’s prime rate plus a margin of 1.7% to 2.2% or the Eurodollar rate plus a margin of 3.2% to 3.7% determined by certain financial ratios.

The Company had entered into an interest rate swap with a notional amount totaling $29.3 million to reduce the impact of changes in interest rates on a portion of the revolving credit loan. This agreement expired in November 2004. The interest rate swap was designated as a cash flow hedge for purposes of SFAS No. 133 and allowed the Company to receive floating rate receipts based on the financial institution’s prime rate plus a margin of 1.75% to 2.25% or the Eurodollar rate plus a margin of 3.25% to 3.75%, with margins determined by certain financial ratios, in exchange for making fixed rate payments of 4.1%, plus a margin of 3.0% to 4.5%, depending on certain financial ratios. This effectively changed the Company’s interest rate exposure on the revolving credit loan from a floating rate to a fixed rate on $29.3 million of the total balance outstanding on the revolving credit loan. The balance of the revolving credit loan above $29.3 million, if any, would remain at a floating rate of interest based on the prime rate or Eurodollar rate plus the aforementioned applicable margins. As of December 25, 2004, the Company did not hold a position in any interest rate swap. The gain on the interest rate swap was $0.8 million in 2004.

The Company expensed $3.7 million, $3.1 million and $2.7 million in interest for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively.

8.   Capital Leases

The Company is the lessee of equipment under capital leases expiring in years through 2007. The assets and related liabilities under capital leases are recorded at the fair value of the assets at the inception of the lease. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases is included in depreciation expense.

The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows (in thousands):

	December 27, 2003	December 25, 2004
Equipment	$1,992	$1,992
Less: Accumulated amortization	(336)	(616)
	$1,656	$1,376

Minimum future lease payments under capital leases as of December 25, 2004 are as follows (in thousands):

2005	$491
2006	402
2007	348
Total minimum lease payments	1,241
Less: Amount representing interest	(101)
Present value of net minimum lease payments	1,140
Less: Current portion	(433)
Long-term portion	$707

9.   Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended
	December 28, 2002	December 27, 2003	December 25, 2004
	Restated	Restated
	(in thousands)
Current tax expense
Federal	$—	$—	$—
State and local	—	—	154
	—	—	154
Deferred tax expense
Federal	2,252	1,268	(3,797)
State and local	318	55	(8)
	2,570	1,323	(3,805)
	$2,570	$1,323	$(3,651)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 28, 2002	December 27, 2003	December 25, 2004
	Restated	Restated
Federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes	5.9%	(4.8)%	(4.4)%
Valuation allowance	—	98.0%	(40.1)%
Nondeductible expenses and other-primarily nondeductible accrued dividends and accretion of mandatorily redeemable preferred stock	6.9%	51.4%	82.4%
FICA Tip Credits	—	—	(126.7)%
	47.8%	109.6%	(123.8)%

The Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective June 29, 2003. Effective with the adoption of SFAS No. 150, accrued dividends and accretion of mandatorily redeemable preferred stock is included in the computation of income before income taxes and, accordingly, impacts the effective income tax rates. Prior to the adoption of SFAS No. 150 in July 2003, such amounts were reported after income taxes and did not impact the effective income tax rates. In accordance with SFAS No. 150, the restatement of financial statements for earlier years is not permitted.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 27, 2003	December 25, 2004
	Restated
	(in thousands)
Deferred tax (liabilities) assets—current
Lessor reimbursement	$245	$240
Liability insurance	(327)	(332)
Accrued vacation pay	215	693
Other	(37)	229
Current deferred tax asset	96	830
Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization on property and equipment	(4,344)	(9,546)
Amortization of intangible assets	(4,533)	(6,247)
Deferred rent	1,599	2,475
Smallwares and supplies	(622)	(869)
FICA Tip Credits	—	5,746
Net operating loss carryforwards	4,267	6,866
Derivative interest—interest rate swap	317	—
Other	187	17
	(3,129)	(1,558)
Less valuation allowance	(1,183)	—
Noncurrent deferred tax liability	(4,312)	(1,558)
Net deferred tax liability	$(4,216)	$(728)

In assessing whether deferred tax assets can be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary difference becomes deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.

In accordance with accounting principles generally accepted in the United States of America, deferred tax credits resulting from amortization of indefinite lived assets for income tax purposes generally cannot be used to support the recoverability of deferred tax assets. As of December 27, 2003, there was a net deferred tax asset arising from net operating losses and other temporary differences (other than those relating to amortization of indefinite lived assets) for which utilization was uncertain due to projected future taxable income at that date. Accordingly, a valuation allowance was established as of December 27, 2003.

As discussed in Note 1, during 2004 the Company completed an initial public offering, a portion of the proceeds of which was used to repay indebtedness. In connection with the initial public offering the Company redeemed the mandatorily redeemable preferred stock and terminated certain agreements. As a result of these changes and improved operating results, management believes that as of December 25, 2004 it is more likely than not that the Company will realize the benefits of the deferred tax assets based on projections for future taxable income. Accordingly no deferred tax asset valuation allowance has been recorded as of December 25, 2004.

The Company can make an election to take as an income tax credit amounts related to reported tips (“FICA Tip Credits”) rather than treating them as a deduction in the determination of taxable income (loss). As of December 27, 2003, the Company had not elected to take the FICA Tip Credits on its federal income tax returns although it could do so by amending previously filed federal income tax returns. If the

Company were to make this election, the deferred tax asset relating to the net operating loss would decrease by approximately $1,250,000 and the Company would have approximately $3,675,000 of FICA Tip Credits available to offset future income tax liabilities.

As a result of increased projected taxable income, the Company has determined in 2004 that it is advantageous to make the election to take as an income tax credit the amounts related to FICA taxes on reported tips. The Company is in the process of amending its federal income tax returns to claim the FICA Tip Credits. As a result the Company’s deferred tax asset relating to the net operating loss has decreased by $2,010,000 and the deferred tax credit has increased by $5,746,000 as of December 25, 2004. There was no effect on the net deferred tax liability at December 27, 2003 as a result of the Company’s determination to claim the FICA Tip Credits because the increase in net deferred tax assets would have been offset by a valuation allowance at that date.

10.   Related Party Transactions

Prior to the initial public offering, the Company paid annual management fees of $1.1 million to each of BRS and Castle Harlan. Affiliates of each of BRS and Castle Harlan had significant ownership interests in the LLC at the time of the agreement terminations. Management fees recognized as expenses totaled $2.2 million, $2.2 million and $3.3 million for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively. The amount of $3.3 million paid for the year ended December 25, 2004 includes $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004.

Pursuant to covenant not to compete agreements with certain stockholders, the Company expensed $0.35 million, $0.35 million and $0.9 million for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively. The management fee agreements and all but one of the covenants not to compete agreements were terminated in connection with our initial public offering.

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.5 million, $0.5 million and $0.8 million for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively.

Castle Harlan and BRS each own approximately 20% of the Company’s outstanding common stock. As a result, these stockholders, acting individually or together, could exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some transactions more difficult or impossible without the support of these stockholders.

11.   Equity Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. See Note 17, “Recent Accounting Pronouncements.”

Prior to the initial public offering, the Company had an equity-based compensation plan under which it could grant the right to purchase a fixed number of its equity units. The Company accounted for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, the Company computed compensation cost for employee equity units granted at the amount by which the estimated fair value of its equity units on the date of grant exceeded the amount the employee would have had to pay to acquire the related equity units. The amount of compensation cost was charged to income over the vesting period.

Under SFAS No. 123, as amended by SFAS No. 148, companies that choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair value method and to disclose the impact of fair value accounting in a note to the financial statements. There was no difference between the accounting for the equity-based compensation plan described above under APB Opinion No. 25 and SFAS No. 123. Accordingly, there was no difference between reported net income and pro forma net income determined under SFAS No. 123 for the years ended December 28, 2002 and December 27, 2003.

In connection with the initial public offering, all of the outstanding Class B units owned by employees of the Company vested at July 20, 2004. The Company accounted for the acceleration of the vesting of the units in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. This resulted in a new measurement date at the time of the acceleration and a new measurement of compensation as if the award were newly granted. However, based on the formula used to calculate the conversion ratios of various classes of LLC units into common stock when the LLC merged into McCormick & Schmick’s Seafood Restaurants, Inc., the Class B units had no value and accordingly no shares of common stock were issued for the Class B units. Shares of common stock with an aggregate value of $3.0 million were allocated among the holders of Class C units, which had already vested.

On June 16, 2004, the Company adopted a 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares are reserved for issuance. Under the Plan, the Company may grant stock options and other awards to employees, directors, consultants and to any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

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

Each award shall expire on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of December 25, 2004, options to acquire a total of 879,600 shares of the Company’s common stock have been granted under the Plan at a price equal to $12.00, the fair market value on the date of grant (July 20, 2004).

The table below summarizes the status of the Company’s stock based compensation plans as of December 25, 2004:

	As of December 25, 2004
	Shares	Weighted Average Exercise Price
Outstanding at July 20, 2004	—	$—
Awards granted	879,600	12.00
Awards forfeited	9,100	12.00
Outstanding at December 25, 2004	870,500	12.00

The table below summarizes information about stock options outstanding at December 25, 2004:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00	870,500	9.6	$12.00	—	$—

12.   Commitments and Contingencies

During 2003, the Company was a defendant in a labor code class action lawsuit filed in the Superior Court of California, Orange County. In January 2004, the Company resolved this matter in principal by agreeing to pay $1.2 million, which was accrued as of December 27, 2003 and paid in November 2004. We believe our restaurants in California, and in states with similar laws, are now complying with meal and rest period requirements.

The Company is subject to various other claims, possible legal actions, and other matters arising out of the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13.   Mandatorily Redeemable Preferred Stock

McCormick & Schmick Acquisition Corp II (“Acquisition Corp II”) is a subsidiary of the Company. Acquisition Corp II’s mandatorily redeemable 13% senior exchangeable preferred stock is reflected as mandatorily redeemable preferred stock in the December 27, 2003 balance sheet. In connection with the reorganization and initial public offering, on July 23, 2004 the Company paid $28.9 million to redeem all of the outstanding mandatorily redeemable 13% senior exchangeable preferred stock. See Note 1, “The Business and Organization.” Following is the summary of mandatorily redeemable preferred stock:

	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value
	(in thousands)
Balances at December 28, 2002	20,000	$23,774	$(4,370)	$19,404
Accrual of dividends and accretion of issuance discount	—	3,228	505	3,733
Balances at December 27, 2003	20,000	27,002	(3,865)	23,137
Accrual of dividends and accretion of issuance discount (unaudited)		5,467	292	5,759
Redemption of senior exchangeable preferred stock		(32,469)	3,573	(28,896)
Balances at December 25, 2004	—	$—	$—	$—

14.   Members’ Equity

Prior to the initial public offering, the Company had outstanding the following equity units: preferred units, Class A-1 units, Class A-2 units, Class B units and Class C units. All of the units were converted into common stock as the result of the initial public offering. The holders of the Class A-1 units had voting rights; the Class A-2 units, Class B units, Class C units and preferred units did not have voting rights. At December 27, 2003 members’ equity consisted of the following (dollars in thousands):

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
$62,819

In connection with the issuance of the senior exchangeable preferred stock of McCormick & Schmick Acquisition Corp II discussed in Note 13, “Mandatorily Redeemable Preferred Stock, the Company also sold for $102,857 a warrant to purchase 103,896.10 Class A-2 units and sold for $4,951,563 a warrant to purchase 4,956.52 preferred units. In connection with the corporate reorganization, the warrants became exercisable for 602,992 shares of common stock for an aggregate exercise price of $5,995. On October 20, 2004, The Bell Atlantic Master Trust exercised its warrants to purchase 602,992 shares of common stock for $5,995.

15.   Employee Benefit Plans

The Company has a 401(k) contributory benefit plan for eligible employees, which currently matches up to a maximum of 3% of the participant’s eligible compensation. For the years ended December 28, 2002, December 27, 2003 and December 25, 2004, Company matching contributions totaled approximately $231,000, $234,000 and $245,000, respectively.

16.   Operating Leases

The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for an initial term between 15 and 25 years with renewal options ranging from 5 to 10 years. The leases generally provide for the payment of property taxes, utilities, and various other use and occupancy costs by the Company.

Minimum payments under lease commitments as of December 25, 2004 are summarized below for operating leases.

($ in thousands)
2005	$16,167
2006	17,291
2007	16,695
2008	15,921
2009	15,691
Thereafter	102,003
$183,768

Rent expense charged to operations under all operating leases is as follows:

	December 28, 2002	December 27, 2003	December 25, 2004
	(Restated)	(Restated)
Fixed rent	$10,241	$11,032	$14,252
Contingent rent, based on revenues	2,028	2,114	2,184
Non-cash rent	1,755	1,687	1,865
	$14,024	$14,833	$18,301

17.   Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46R”), which provided, among other things, immediate deferral of the application of FIN 46 for entities that did not originally qualify as special purpose entities and additional scope exceptions for joint ventures with business operations and franchises. The Company’s adoption of FIN 46R did not have an impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect to the statement of operations is no longer an alternative, and SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently evaluating the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. The adoption of SFAS No. 123(R) is expected to increase compensation expense in the future. Subsequent to the initial public offering the Company issued options to employees as further discussed in Note 11, “Equity Based Compensation.”

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In the evaluation, we considered the restatement of our financial statements to correct our historical accounting for our operating leases. We have determined that the deficiencies that led to incorrect operating lease accounting practices constitute a material weakness in our internal control over financial reporting. A detailed discussion of the changes to our lease accounting policies and the impact of the restatement is in Note 2 to the Consolidated Financial Statements in Part II–Item 8. Because we did not earlier identify and correct our lease accounting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 25, 2004.

Description of Material Weakness

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our controls over the selection and application of accounting policies related to lease terms and tenant allowances were ineffective to ensure that these policies complied with accounting principles generally accepted in the United States of America. Specifically, the deficiency in our controls over the selection and application of our lease accounting policies failed to identify material misstatements in leasehold improvements, deferred rent liability, rent expense, restaurant pre-opening costs, and amortization expense, which resulted in restatements of our consolidated financial statements for the fiscal years ended 2003 and 2002, the four quarters of fiscal 2003 (unaudited), and the first three quarters of fiscal 2004 (unaudited), as well as adjustments to our fourth quarter 2004 (unaudited) consolidated financial statements. Accordingly, we concluded that this control deficiency constituted a material weakness in our internal control over financial reporting as of December 25, 2004.

Remediation of Material Weakness

During the first quarter of 2005, to remedy the material weakness in our internal control over financial reporting with respect to lease accounting, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have also changed our accounting policies regarding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all the leases.

9B.                                            OTHER INFORMATION

On February 1, 2005 the Compensation Committee of the board of directors determined the compensation to be paid to independent directors for 2005. The Compensation Committee of the board of directors has determined the 2005 compensation for the Chief Executive Officer and for other “named executive officers,” as defined in SEC Regulation S-K, Item 402. A summary of the compensation for the directors and specified executive officers is filed as Exhibit 10.9 to this Annual Report on Form 10-K.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated by reference to our definitive proxy statement, under the caption “Proposal 1: Election of Directors,” for our 2005 annual meeting of stockholders (the “2005 Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 25, 2004. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our audit committee and our audit committee financial expert, under the captions “Corporate Governance—Board Committees” and “Report of the Audit Committee,” is incorporated by reference to the 2005 Proxy Statement.

Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2005 Proxy Statement.

We have adopted a Business and Ethics Code of Conduct for the guidance of our directors, officers, and employees, including our principal executive, financial and accounting officers and our controller. Our code of conduct, along with other corporate governance documents, is posted on our website at www.msmg.com, Investors, Corporate Governance.

ITEM 11.         EXECUTIVE COMPENSATION

Information regarding executive compensation is hereby incorporated by reference to the 2005 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to our 2005 Proxy Statement.

Information regarding our equity compensation plan is included in Item 5 of this Annual Report on Form 10-K.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is hereby incorporated by reference to our 2005 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, appearing under the caption “Report of the Audit Committee—Fees Paid to Independent Registered Public Accounting Firm,” is hereby incorporated by reference to our 2005 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements.   The Financial Statements of the Company are filed in Part II—Item 8 of this Annual Report on Form 10-K. The Financial Statement schedules have been omitted because they are not required or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits.   See Exhibit Index beginning on page 89 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 8, 2005.

McCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.
By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Saed Mohseni and Emanuel N. Hilario, and each of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 25, 2004, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of April 8, 2005.

	Signatures	Title
/s/	SAED MOHSENI	Chief Executive Officer and Director
	Saed Mohseni	(Principal Executive Officer)
/s/	EMANUEL N. HILARIO	Vice President and Chief Financial Officer
	Emanuel N. Hilario	(Principal Financial and Accounting Officer)
/s/	DOUGLAS L. SCHMICK	President and Director
Douglas L. Schmick
/s/	*LEE M. COHN	Director
Lee M. Cohn
/s/	*ELLIOT H. JURGENSEN, JR.	Director
Elliot H. Jurgensen, Jr.
/s/	*J. RICE EDMONDS	Director
J. Rice Edmonds
/s/	*DAVID B. PITTAWAY	Director
David B. Pittaway
/s/	*HAROLD O. ROSSER	Director
Harold O. Rosser
/s/	*FORTUNATO N. VALENTI	Director
Fortunato N. Valenti
/s/	*JUSTIN B. WENDER	Director
Justin B. Wender

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977)
4.1

Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977)

10.1

Revolving Credit Agreement, dated as of July 23, 2004, by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries, Fleet National Bank, as Administrative Agent, Banc of America Securities LLC, as Arrangers, and specified other lenders; Amendment to Post-Closing Delivery Requirements dated October 12, 2004 by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries and Fleet National Bank as Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended September 25, 2004)

10.2

Lease, dated as of October 13, 1994, between Boin Properties, LLC, as successor in interest to William P. McCormick, and McCormick & Schmick Restaurant Corp., as successor in interest to Jake’s Restaurant,  Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1, file No. 333-114977)

10.3

Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977)

10.4

Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977)

10.5*

Form of Executive Severance Agreement entered into by William P. McCormick, Douglas L. Schmick and Saed Mohseni and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1, file No. 333-114977)

10.7*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977)
10.8*

Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977)

10.9*	Summary of Director and Executive Officer Compensation for Fiscal 2005
21.1	Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc.
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.