Form 10-Q
period 2005-03-26
McCormick & Schmicks Seafood Restaurants Inc.
filed 2005-05-10
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-50845

McCormick & Schmick’s Seafood Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1193199
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

720 SW Washington Street, Suite 550 Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

(503) 226-3440

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b 2 of the Act). Yes  ☐   No  ☒

                There were 13,782,350 shares of common stock outstanding as of May 10, 2005.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In thousands, except per share data)

	December 25,	March 26,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$451	$607
Trade accounts receivable, net	4,641	4,069
Tenant improvement allowance receivables	347	2,840
Inventories	3,384	3,532
Prepaid expenses and other current assets	2,846	2,942
Deferred income taxes	830	844
Total current assets	12,499	14,834
Equipment and leasehold improvements, net	92,744	95,971
Other assets	53,821	53,745
Goodwill	19,996	19,996
Total assets	$179,060	$184,546
Liabilities and Stockholders’ Equity
Current liabilities
Book overdraft	$429	$—
Accounts payable	12,875	12,048
Accrued expenses	15,197	15,732
Capital lease obligations, current portion	433	413
Total current liabilities	28,934	28,193
Revolving credit facility	12,000	14,500
Other long-term liabilities	11,791	13,258
Capital lease obligations, noncurrent portion	707	619
Deferred income taxes	1,558	2,259
Total liabilities	54,990	58,829

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 shares issued and outstanding	14	14
Additional paid in capital	127,917	127,917
Accumulated deficit	(3,861)	(2,214)
Total stockholders’ equity	124,070	125,717
Total liabilities and stockholders’ equity	$179,060	$184,546

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In thousands, except per share data)

	Quarter Ended
	March 27,	March 26,
	2004	2005
	Restated
Revenues	$54,513	$60,385

Restaurant operating costs
Food and beverage	16,286	17,760
Labor	17,810	19,356
Operating	7,874	9,017
Occupancy	4,848	5,605
Total restaurant operating costs	46,818	51,738
General and administrative expenses	2,549	3,342
Restaurant pre-opening costs	994	529
Depreciation and amortization	2,683	2,232
Management fees and covenants not to compete	638	—
Total costs and expenses	53,682	57,841
Operating income	831	2,544
Interest expense	857	156
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	—
Income (loss) before income taxes	(1,038)	2,388
Income tax expense (benefit)	(15)	741
Net income (loss)	$(1,023)	$1,647
Net income (loss) per share(1)
Basic and diluted	$(0.13)	$0.12
Shares used in computing net income (loss) per share(1)
Basic	7,782	13,782
Diluted	7,782	13,959

(1)          For the quarter ended March 27, 2004, which was prior to the Company’s initial public offering, the presentation gives retroactive effect to the completion of the Company’s corporate reorganization in calculating common shares outstanding.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(In thousands)

	Quarter Ended
	March 27,	March 26,
	2004	2005
	Restated
Operating activities
Net income (loss)	$(1,023)	$1,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,683	2,232
Amortization of unearned compensation	3	—
Deferred income taxes	(15)	741
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	—
Changes in operating assets and liabilities
Trade accounts receivable	(707)	572
Tenant improvement allowance receivables	(1,209)	(2,493)
Inventories	(234)	(148)
Prepaid expenses and other current assets	(700)	(96)
Accounts payable	(846)	(827)
Accrued expenses	1,628	481
Other long-term liabilities	1,315	1,467
Net cash provided by operating activities	1,907	3,576
Investing activities
Acquisition of equipment and leasehold improvements	(11,482)	(5,394)
Other assets	(53)	11
Net cash used in investing activities	(11,535)	(5,383)
Financing activities
Decrease in book overdraft	(2,319)	(429)
Borrowings made on revolving credit facility	25,500	5,500
Payments made on revolving credit facility	(13,500)	(3,000)
Payments on capital lease obligations	(102)	(108)
Net cash provided by financing activities	9,579	1,963
Net increase (decrease) in cash and cash equivalents	(49)	156
Cash and cash equivalents, beginning of period	2,453	451
Cash and cash equivalents, end of period	$2,404	$607

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$646	$229
Income taxes	16	54

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—Unaudited

1.   The Business and Organization

                McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. McCormick & Schmick’s Seafood Restaurants, Inc. is the survivor of a merger with McCormick & Schmick Holdings LLC (the “LLC”) that occurred on July 20, 2004, prior to the Company’s initial public offering.

                The financial statements for the period covered by this report are those of McCormick & Schmick’s Seafood Restaurants, Inc. for periods beginning after July 19, 2004 and those of the LLC for periods ended on or before July 19, 2004. Except with respect to information regarding the membership units in the LLC and the common stock issued upon the reorganization, there was no impact to the financial statements as a result of converting from a limited liability company to a corporation. Before July 20, 2004, the Company’s operations were conducted by subsidiaries of the LLC, which were taxable corporations. Accordingly, the financial statements of the Company have historically included a provision for income taxes and related deferred income taxes. Throughout this report, McCormick & Schmick’s Seafood Restaurants, Inc. and the LLC are referred to collectively as “the Company.”

2.   Basis of Presentation

                As of March 26, 2005 the Company owned and operated 51 restaurants in 23 states throughout the United States of America.  The Company also provides management services to two additional restaurants.

                The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

                The consolidated balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

                Certain prior period amounts have been reclassified to conform to current period presentation.

3.   Restatement of Financial Information

                Like many other restaurant companies and retailers, the Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission  to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles. Based on our review, we determined that we incorrectly accounted for certain operating lease transactions under generally accepted accounting principles.  Accordingly, the Company has adjusted its consolidated financial statements for fiscal years and quarters ended prior to December 25, 2004.  These restatement adjustments increased net loss by

$274,000 and increased basic and diluted net loss per share by ($0.03) for the quarter ended March 27, 2004.  The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

Lease Term

                Historically, the Company amortized its leasehold improvements on leased properties over the shorter of the combined initial term and all option periods of the lease (generally ranging from 20 to 30 years) or the useful life of the asset. In addition, the Company recognized rent expense on the straight-line basis from the opening date of the restaurant through the initial term of the lease. The Company concluded that its calculation of straight line rent expense should be based on the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, as amended, which in most cases exceeds the initial term of the lease. As a result, it restated its financial statements to recognize rent expense on the straight-line basis over the lease term, including option periods which are reasonably assured of renewal primarily due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control over the property, which is generally when the lessor’s property is substantially complete and is ready for tenant improvements. In addition, the Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the assets. As a result of these changes, the Company’s deferred rent credit liability included in other long-term liabilities, pre-opening costs and rent expense in the accompanying financial statements have increased on a restated basis.

Tenant Improvement Allowances

                The Company historically netted all tenant improvement allowances against the capitalized cost of leasehold improvements. It determined that certain tenant improvement allowances should be considered lease incentives and recorded as a deferred rent credit and amortized as a reduction to rent expense over the lease term. This change increases capitalized leasehold improvements and the deferred rent credit liability included in other long-term liabilities which results in increases in amortization expense and decreases in rent expense.

4.   Summary of Selected Accounting Policies

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

Equity-Based Compensation Plan

                The Company accounts for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, (“APB 25”).  Accordingly, the Company computed compensation cost for employee equity units granted as the amount by which the estimated fair value of the Company’s equity units on the date of grant exceeds the amount the employee must pay to acquire the related equity units. The amount of compensation cost is charged to income over the vesting period.

                Under SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as amended, (“SFAS 148”), companies who choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair value method and to disclose the impact of fair value accounting in a note to the financial statements. Prior to the Company’s initial public offering, there was no difference between the accounting for the equity-based compensation plan described under APB 25 and SFAS 123. Accordingly, prior to the initial public offering, there was no difference between reported net income and pro forma net income determined under SFAS 123.

                In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment’’(“SFAS 123(R)”), which is a revision of SFAS 123 and supercedes APB 25. SFAS  123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). SFAS 123(R) is effective for public companies for fiscal years beginning after June 15, 2005. Under the new rule, the Company is required to adopt SFAS 123(R) beginning January 1, 2006. Pro forma disclosure of share-based payments effect to the statement of operations is not permissible under SFAS 123(R).  SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The Company is currently evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations. The adoption of SFAS 123(R) is expected to increase compensation expense.

                The table below shows the effects on net income and net income per share had compensation cost been measured with the fair value method pursuant to SFAS 123:

Quarter Ended
March 26, 2005
(in thousands, except per share data)
Net income, as reported	$1,647
Compensation cost based on the fair value method	(216)
Pro forma net income	$1,431

Basic and fully diluted net income per share
As reported	$0.12
Pro forma	$0.10
Shares used in computing net income per common share
Basic	13,782
Fully diluted	13,959

                The preceding proforma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used:

(1)          risk-free interest rate of 3.9%;

(2)          dividend yield of 0%;

(3)          expected life of 5.5 years;

(4)          and volatility of 24.3%.

                Results may vary depending on the assumptions applied within the model.

                There is no difference between reported net loss and net loss per share and proforma net loss and net loss per share determined under SFAS 123 for the quarter ended March 27, 2004.

Basic and Diluted Net Income (Loss) per Share

                Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period since the Company’s initial public offering. For periods prior to the initial public offering the 7,179,357 shares of common stock of the Company issued to the former unit holders of the LLC and the 602,292 shares issuable upon the exercise of certain warrants (because the warrants have a nominal exercise price) are assumed to be outstanding for all periods presented. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

                Options to purchase 865,300 shares of common stock were outstanding at March 26, 2005. The diluted weighted-average shares for the quarter ended March 26, 2005 include 176,695 shares subject to stock options. There were no stock options prior to the initial public offering.

Operating Leases

                The Company has entered into operating leases, which have accelerating minimum base rent terms and contingent rent terms if individual restaurant sales exceed certain levels. The Company records the minimum base rents on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period), when no rent payments are typically due under the terms of the lease. For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are nonsubstantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as reduction of rent expense over the lease term.  Accordingly, the Company has recorded a deferred rent liability for the straightlining of rents and lease incentives, which is included in other long-term liabilities of $10.8 million and $12.3 million as of December 25, 2004 and March 26, 2005, respectively.  Non-cash rents were $0.5 million in both the first quarter of 2005 and the first quarter of 2004.

5.   Long-Term Debt

                On July 23, 2004, the Company repaid the outstanding balance on its revolving credit facility in the amount of $51.5 million with net proceeds from its initial public offering and $18.1 million in loans under a new revolving credit facility agreement, which provides among other things for $50.0 million in revolving credit loans. Loans under the facility are collateralized by a first priority security interest in all of the Company’s assets and mature on July 23, 2009.

                The outstanding balance on the Company’s revolving credit facility was $14.5 million and $12.0 million as of March 26, 2005 and December 25, 2004, respectively. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. Under the revolving credit facility, the Company is  subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of March 26, 2005.

6.   Related Party Transactions

                Prior to the Company’s initial public offering, it paid annual management fees of $1.1 million to each of Bruckman, Rosser, Sherrill & Co., L.L.C. (“BRS”) and Castle Harlan, Inc. (“Castle Harlan”), affiliates of which had significant ownership interests in the Company.  These management agreements were terminated in conjunction with the Company’s initial public offering in July 2004, at which time, affiliates of each of BRS and Castle Harlan had significant ownership interests in the Company. Management fees recognized as expenses totaled $550,000 in the first quarter of 2004.  Pursuant to covenants not to compete agreements with the Company’s co-founders, William P. McCormick and Douglas L. Schmick, the Company expensed $87,500 in the first quarter of 2004. These covenants not to compete agreements were terminated in connection with the Company’s initial public offering.

                The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $202,000 and $127,000 for the first quarter of 2005 and the first quarter of 2004, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

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

                Important factors that could cause actual results to differ materially from our expectations include those discussed below under “Factors That May Affect Our Business and the Price of Our Stock.”  We do not

undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Restatement of Financial Information

                Like many other restaurant companies and retailers, we have conducted a review of our accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles. Accordingly, we have adjusted our consolidated financial statements for fiscal years and quarters ended prior to December 25, 2004.  These restatement adjustments increased net loss by $274,000 and increased basic and diluted net loss per share by ($0.03) for the quarter ended March 27, 2004.  The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

Lease term

                Historically, we amortized our leasehold improvements on leased properties over the shorter of the combined initial term and all option periods of the lease (generally ranging from 20 to 30 years) or the useful life of the asset. In addition, we recognized rent expense on the straight-line basis from the opening date of the restaurant through the initial term of the lease. We have concluded that our calculation of straight-line rent expense should be based on the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, as amended, (“SFAS 13”), which in most cases exceeds the initial term of the lease. As a result, we have restated our financial statements to recognize rent expense on the straight-line basis over the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control over the property, which is generally when the lessor’s property is substantially complete and ready for tenant improvements. In addition, we now amortize leasehold improvements over the shorter of the lease term or the useful life of the assets. As a result of these changes, deferred rent credit liability included in other long-term liabilities, pre-opening costs and rent expense in the accompanying financial statements have increased on a restated basis.

Tenant improvement allowances

                We historically netted all tenant improvement allowances against the capitalized cost of leasehold improvements. We have determined that certain tenant improvement allowances should be considered lease incentives and recorded as a deferred rent credit and amortized as a reduction to rent expense over the lease term. This change increases capitalized leasehold improvements and the deferred rent credit liability, which results in increases in amortization expense and decreases in rent expense.

Reorganization in Connection with Initial Public Offering

                In connection with our initial public offering in July 2004, we converted McCormick & Schmick Holdings LLC, a Delaware limited liability company, into McCormick & Schmick’s Seafood Restaurants, Inc., a Delaware corporation. Because our operations are conducted by wholly owned subsidiaries, the conversion did not affect our financial statements, except with respect to information regarding the membership units in McCormick & Schmick Holdings LLC. Except where specifically noted, references in this Quarterly Report on Form 10 Q to “we” or to “the Company” means McCormick & Schmick Holdings LLC for periods before July 20, 2004 and McCormick & Schmick’s Seafood Restaurants, Inc. for periods on and after July 20, 2004.

Overview

                Our company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. We grew our family of restaurants slowly through the next two decades and in 1994, when we owned 14 restaurants, a majority interest in our company was purchased by Castle Harlan Partners II, L.P., a private investment firm. Avado Brands purchased us in 1997. We operated as a division of Avado Brands and added 18 new restaurants in just under four and a half years. In August 2001, Avado Brands sold our company to Castle Harlan Partners III, L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P. , private equity investment firms that actively invest in restaurant companies. We have expanded our restaurant base to 53 restaurants, including two restaurants operated under management contracts.

                We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

                We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, labor costs, restaurant operating expenses, and total occupancy costs, with a focus on those costs and expenses as a percentage of revenues.  We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues, which we target to be approximately 5% of revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

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

Financial Performance Overview

                The following are highlights of our financial performance for the first quarter ended March 26, 2005:

•                  Comparable restaurant sales in the first quarter of 2005 increased 1.2% compared to an increase of 5.8% over the comparable restaurant sales in the first quarter of 2004.

•                  Revenues increased 10.8% in the first quarter of 2005 compared to the first quarter of 2004, to $60.4 million. The increase was primarily due to revenues generated by the five company-owned restaurants opened in the last three quarters of 2004 and the first quarter of 2005 coupled with our 1.2% positive comparable restaurant sales.

•                  Net income increased $2.7 million in the first quarter of 2005 compared to the first quarter of 2004, to $1.6 million due to the following:

•                  Operating income increased $1.7 million in the first quarter of 2005 compared to the first quarter of 2004, to $2.5 million primarily due to the higher revenues.

•                  General and administrative expenses increased $0.8 million primarily due to additional expenses related to being a public company.

•                  Restaurant pre-opening costs decreased $0.5 million due to the decreased number of restaurant openings or restaurants under construction in the first quarter of 2005.

•                  In connection with the initial public offering, we eliminated certain stockholder management agreements and covenants not to compete agreements resulting in the elimination of management fees and covenants not to compete expense.  The impact of these items resulted in a $0.6 million increase to operating income.

•                  With the proceeds from our initial public offering, we redeemed all of our preferred stock, and substantially decreased our average outstanding debt balance, resulting in the elimination of accrued dividends and accretion on our mandatorily redeemable preferred stock coupled with a reduction in interest expense.  The impact of these two items resulted in a $1.5 million increase to net income.

                The following table sets forth our operating results and our operating results expressed as a percentage of revenues for the quarterly periods ended March 27, 2004 and March 26, 2005.

	Quarter Ended
	March 27, 2004		March 26, 2005
	Restated
	(in thousands)

Revenues	$54,513	100%	$60,385	100%

Restaurant operating costs
Food and beverage	16,286	29.9%	17,760	29.4%
Labor	17,810	32.7%	19,356	32.1%
Operating	7,874	14.4%	9,017	14.9%
Occupancy	4,848	8.9%	5,605	9.3%
Total restaurant operating costs	46,818	85.9%	51,738	85.7%
General and administrative expenses	2,549	4.7%	3,342	5.5%
Restaurant pre-opening costs	994	1.8%	529	0.9%
Depreciation and amortization	2,683	4.9%	2,232	3.7%
Management fees and covenants not to compete	638	1.2%	—	—
Total costs and expenses	53,682	98.5%	57,841	95.8%
Operating income	831	1.5%	2,544	4.2%
Interest expense	857	1.6%	156	0.3%
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	1.9%	—	—
Income (loss) before income taxes	(1,038)	(1.9)%	2,388	4.0%
Income tax expense (benefit)	(15)	—	741	1.2%
Net income (loss)	$(1,023)	(1.9)%	$1,647	2.7%

Revenues and Restaurant Operating Costs

                The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of operations:

	Quarter Ended		Change
	March 27,	March 26,
	2004	2005	$	%
	Restated
	(in thousands)

Revenues	$54,513	$60,385	$5,872	10.8%

Restaurant operating costs
Food and beverage	$16,286	$17,760	$1,474	9.1%
Labor	17,810	19,356	1,546	8.7%
Operating	7,874	9,017	1,143	14.5%
Occupancy	4,848	5,605	757	15.6%
Total restaurant operating costs	$46,818	$51,738	$4,920	10.5%

                Revenues.   Revenues increased by $5.9 million, or 10.8%, to $60.4 million in the first quarter of 2005 from $54.5 million in the first quarter of 2004.  This increase was primarily attributable to revenues of $4.0 million generated by five company-owned restaurants opened in the last three quarters of 2004 and the first quarter of 2005 and an increase in comparable restaurant sales of  $0.6 million, or 1.2%. Comparable restaurant sales were positive

1.2%, primarily as a result of higher pricing.

                Food and Beverage Costs.   Food and beverage costs increased by $1.5 million, or 9.1%, to $17.8 million in the first quarter of 2005 from $16.3 million in the first quarter of 2004. This increase was primarily due to the five company-owned restaurants opened in the last three quarters of 2004 and the first quarter of 2005. Food and beverage costs as a percentage of revenues decreased to 29.4% in the first quarter of 2005 compared to 29.9% in the first quarter of 2004, primarily related to pricing increases and increased product handling efficiency for the restaurants opened in 2004.

                Labor Costs.   Labor costs increased by $1.5 million, or 8.7%, to $19.4 million in the first quarter of 2005 from $17.8 million in the first quarter of 2004. This increase was primarily due to the five company-owned restaurants opened in the last three quarters of 2004 and the first quarter of 2005. Labor costs as a percentage of revenue decreased to 32.1 % in the first quarter of  2005 compared to 32.7% in the first quarter of 2004 because of lower management costs as a percentage of revenues.

                Operating Costs.   Operating costs increased by $1.1 million, or 14.5%, to $9.0 million in the first quarter of 2005 from $7.9 million in the first quarter of 2004. This increase was primarily due to the five company-owned restaurants opened in the last three quarters of 2004 and the first quarter of 2005. Operating costs as a percentage of revenues increased to 14.9% in the first quarter of 2005 from 14.4% in the first quarter of 2004. The percentage increase in operating costs was primarily due to higher marketing and utility costs.

                Occupancy Costs.   Occupancy costs increased by $0.8 million, or 15.6%, to $5.6 million in the first quarter of 2005 from $4.8 million in the first quarter of 2004, primarily due to the occupancy costs of the five company-owned restaurants opened in the last three quarters of 2004 and the first quarter of 2005. Occupancy costs as a percentage of revenues increased to 9.3% in the first quarter of 2005 from 8.9% in the first quarter of 2004, primarily due to occupancy costs as a percentage of revenues for the restaurants opened in the last three quarters of 2004 and the first quarter of 2005 being higher than occupancy costs as a percentage of revenues for the comparable restaurants. Non-cash rents were $0.5 million in both the first quarter of 2005 and the first quarter of 2004.

General and Administrative, Restaurant Pre-Opening, Depreciation and Amortization and Management Fees and Covenants Not to Compete

                The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization and management fees and covenants not to compete costs from our unaudited consolidated statements of operations:

	Quarter Ended		Change
	March 27,	March 26,
	2004	2005	$	%
	Restated
	(in thousands)

General and administrative expenses	$2,549	$3,342	$793	31.1%
Restaurant pre-opening costs	994	529	(465)	(46.8%	)
Depreciation and amortization	2,683	2,232	(451)	(16.8%	)
Management fees and covenants not to compete	638	—	(638)	(100.0%	)

                General and Administrative Expenses.   General and administrative expenses increased by $0.8 million, or 31.1%, to $3.3 million in the first quarter of 2005 from $2.5 million in the first quarter of 2004. General and administrative expenses as a percentage of revenues were 5.5% in the first quarter of 2005 and 4.7% in the first quarter of 2004. The increase in general and administrative expenses as a percentage of revenues was primarily due to costs associated with being a public company.

                Restaurant Pre-Opening Costs.   Restaurant pre-opening costs decreased by $0.5 million, or 47.0%, to $0.5 million in the first quarter of 2005 from $1.0 million in the first quarter of 2004, primarily due to the decreased number of restaurant openings or restaurants under construction in the first quarter of 2005 compared to the first quarter of 2004.

                Depreciation and Amortization.   Depreciation and amortization decreased by $0.5 million, or 16.8%, to $2.2 million in the first quarter of 2005 from $2.7 million in the first quarter of 2004. The decrease was primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

                Management Fees and Covenants Not to Compete.   Prior to our initial public offering, we paid annual management fees of $1.1 million to each of BRS and Castle Harlan. These management agreements were terminated in conjunction with our initial public offering at which time affiliates of each of BRS and Castle Harlan had significant ownership interests in the Company. Management fees recognized as expenses totaled $550,000 in the first quarter of 2004.  Pursuant to covenants not to compete agreements with our co-founders, William P. McCormick and Douglas L. Schmick, we expensed $87,500 in the first quarter of 2004. These covenants not to compete agreements were terminated in connection with our initial public offering.

Other Expenses

                The following table sets forth interest expense, minority interest, write off of deferred loan costs, and income tax expense (benefit)  from our unaudited consolidated statements of operations.

	Quarter Ended		Change
	March 27,	March 26,
	2004	2005	$	%
	Restated
	(in thousands)

Interest expense	$857	$156	$(701)	(81.8)%
Accrued dividends and accretion on mandatorily redeemable preferred stock	$1,012	$—	$(1,012)	(100.0)%
Income (loss) before income taxes	$(1,038)	$2,388	$3,426	*
Income tax expense (benefit)	(15)	741	756	*
Net income (loss)	$(1,023)	$1,647	$2,671	*

*                 Percentage change is not meaningful.

                Interest Expense.   Interest expense decreased by $0.7 million, or 81.8%, to $0.2 million in the first quarter of 2005, from $0.9 million in the first quarter of 2004.  This was primarily due to a decrease of approximately $40.0 million in the average outstanding debt balance as a result of the payoff of our prior credit facility.

                Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.   Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering were used to redeem all of the preferred stock.

                Income Tax (Benefit) Expense.   Income tax expense was $0.7 million in the first quarter of 2005, which reflects an effective tax rate of approximately 31% and the benefit of FICA tip credits.  In the first quarter of 2004 income tax benefit was $15,000.

                Net Income (Loss).   Net income increased $2.7 million in the first quarter of 2005 compared to the first quarter of 2004, to $1.6 million due to the following:

•          Operating income increased $1.7 million in the first quarter of 2005 compared to the first quarter of 2004, to $2.5 million primarily due to the higher revenues.

•          General and administrative expenses increased $0.8 million primarily due to additional expenses related to being a public company.

•          Restaurant pre-opening costs decreased $0.5 million due to the decreased number of restaurant openings or restaurants under construction in the first quarter of 2005.

•                  In connection with the initial public offering, we terminated certain management agreements and covenants not to compete agreements resulting in the elimination of management fees and covenants not to compete expense.  The impact of these items resulted in a $0.6 million increase to operating income.

•          With the proceeds from our initial public offering, we redeemed all of our preferred stock, and substantially decreased our average outstanding debt balance, resulting in the elimination of accrued dividends and accretion on our mandatorily redeemable preferred stock coupled with a reduction in interest expense.  The impact of these two items resulted in a $1.5 million increase to net income.

Liquidity and Capital Resources

                Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities.

                On July 20, 2004, we completed our initial public offering.  In connection with the initial public offering we:

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

•          Paid $2.8 million in connection with the termination of the management agreements and covenants not to compete agreements.

                The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Quarter Ended
	March 27,	March 26,
	2004	2005
	Restated
	(in thousands)

Net cash provided by operating activities	$1,907	$3,576
Net cash used in investing activities	(11,535)	(5,383)
Net cash provided by financing activities	9,579	1,963
Net increase (decrease) in cash and cash equivalents	$(49)	$156

                Net cash provided by operating activities was $3.6 million in the first quarter of 2005, compared to $1.9 million in the first quarter of 2004. The increase in net cash provided by operating activities was primarily due to generating net income in the first quarter of 2005, an increase in net income (loss) of $2.7 million, partially offset by a decrease in accrued expenses of $1.1 million.

                Net cash used in investing activities was $5.4 million in the first quarter of 2005, compared to $11.5 million in the first quarter of 2004. We use cash for tenant improvements and equipment to open new restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and the expansion of existing restaurant capacity during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

                Net cash provided by financing activities was $2.0 million in the first quarter of 2005 compared to $9.6 million in the first quarter of 2004.  The decrease in net cash provided by financing activities was primarily due to a decrease in borrowings under our revolving credit facilities of $20.0 million partially offset by a decrease in payments made on our revolving credit facilities of $10.5 million.

                As of March 26, 2005, the outstanding balance on our revolving credit facility was $14.5 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We were in compliance with these covenants as of March 26, 2005.

                We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to new restaurant openings for at least the next 12 months.

Critical Accounting Policies and Estimates

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

Equipment and Leasehold Improvements

                Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term as defined in SFAS 13 or the estimated useful life of the asset. As discussed in SFAS 13, the lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—5 to 10 years; furniture and fixtures—5 to 10 years and leasehold improvements—7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes

                We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of March 26, 2005.

Operating Leases

                Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on the straight-line basis over the lease term as defined in SFAS 13. The lease term commences on the date which is normally when the property is ready for normal tenant improvements (build-out period), when no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent liability and is included in the consolidated balance sheets.

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

If we lose the services of any of our key management personnel or our co-founders, our business could suffer.

                We depend on the services of our key management personnel, including Saed Mohseni, our chief executive officer, and Douglas L. Schmick, our president. In addition, we have increasingly relied on personal appearances and interviews by our co-founders, William P. McCormick and Douglas L. Schmick, in our marketing and advertising efforts. If we lose the services of any members of our senior management, key personnel or co-founders for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and growth. We do not carry key person life insurance on any of our executive officers.

Many of our restaurants are concentrated in local or regional areas and, as a result, we are sensitive to economic and other trends and developments in these areas.

                We operate four restaurants in Seattle, Washington, six in the Portland, Oregon area and 10 in California; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. For example, ice storms in northwestern Oregon in January 2004 affected sales at six, or 13%, of our then existing restaurants.

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

Two significant shareholders each own approximately 20% of our outstanding common stock. Their interests may not coincide with yours and they may make decisions with which you may disagree.

                Affiliates of Castle Harlan and BRS each own approximately 20% of our outstanding common stock.  As a result, these stockholders, acting individually or together, could exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders.

Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. At the end of the first quarter of 2005, we had $14.5 million of variable rate borrowings. Loans under our revolving credit facility mature on July 23, 2009.

ITEM 4.          CONTROLS AND PROCEDURES

                Disclosure Controls and Procedures.  Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                Changes in Internal Control Over Financial Reporting.  In our annual report on Form 10-K for the fiscal year ended Decembert 25, 2004, we reported a material weakness in our internal control over financial reporting related to the way we have historically accounted for our real property leases.  To remediate the weakness, we changed our accounting policies regarding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines; there have been no other change in our internal control over financial reporting that occurred during our fiscal quarter ended March 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.          OTHER INFORMATION

                None

ITEM 6.  EXHIBITS

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

10.1*	Summary of Director and Executive Officer Compensation for Fiscal 2005 (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for the fiscal year ended December 25, 2004)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ SAED MOHSENI
Saed Mohseni
Cheif Executive Officer
(principal executive officer)

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer
(principal financial and accounting officer)