Form 10-Q
period 2005-06-25
McCormick & Schmicks Seafood Restaurants Inc.
filed 2005-08-08
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

                There were 13,782,350 shares of common stock outstanding as of July 26, 2005.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In thousands, except per share data)

	December 25,	June 25,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$451	$513
Trade accounts receivable, net	4,641	4,647
Tenant improvement allowance receivables	347	2,988
Inventories	3,384	3,502
Prepaid expenses and other current assets	2,846	3,052
Deferred income taxes	830	5,618
Total current assets	12,499	20,320
Equipment and leasehold improvements, net	92,744	99,123
Other assets	53,821	53,697
Goodwill	19,996	19,996
Total assets	$179,060	$193,136
Liabilities and Stockholders’ Equity
Current liabilities
Book overdraft	$429	$909
Accounts payable	12,875	11,863
Accrued expenses	15,197	16,532
Capital lease obligations, current portion	433	397
Total current liabilities	28,934	29,701
Revolving credit facility	12,000	12,000
Other long-term liabilities	11,791	14,044
Capital lease obligations, noncurrent portion	707	525
Deferred income taxes	1,558	8,283
Total liabilities	54,990	64,553

Contingencies (Note 7)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 shares issued and outstanding	14	14
Additional paid in capital	127,917	127,917
Retained earnings (accumulated deficit)	(3,861)	652
Total stockholders’ equity	124,070	128,583
Total liabilities and stockholders’ equity	$179,060	$193,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In thousands, except per share data)

	Thirteen week period ended		Twenty-six week period ended
	June 26,	June 25,	June 26,	June 25,
	2004	2005	2004	2005
	Restated		Restated
Revenues	$59,723	$68,386	$114,236	$128,771

Restaurant operating costs
Food and beverage	17,931	19,927	34,217	37,687
Labor	18,732	21,380	36,542	40,736
Operating	8,744	9,998	16,618	19,014
Occupancy	5,397	6,061	10,245	11,666
Total restaurant operating costs	50,804	57,366	97,622	109,103
General and administrative expenses	2,616	3,561	5,165	6,903
Restaurant pre-opening costs	1,120	759	2,114	1,288
Depreciation and amortization	2,902	2,381	5,585	4,613
Management fees and covenants not to compete	3,603	—	4,241	—
Total costs and expenses	61,045	64,067	114,727	121,907
Operating income (loss)	(1,322)	4,319	(491)	6,864
Interest expense	939	166	1,796	323
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,054	—	2,066	—
Income (loss) before income taxes	(3,315)	4,153	(4,353)	6,541
Income tax expense (benefit)	(734)	1,287	(749)	2,028
Net income (loss)	$(2,581)	$2,866	$(3,604)	$4,513
Net income (loss) per share(1)
Basic	$(0.33)	$0.21	$(0.46)	$0.33
Diluted	$(0.33)	$0.21	$(0.46)	$0.32
Shares used in computing net income (loss) per share(1)
Basic	7,782	13,782	7,782	13,782
Diluted	7,782	13,958	7,782	13,959

(1)   For the thirteen and twenty-six week periods ended June 26, 2004, which was prior to the Company’s initial public offering, the presentation gives retroactive effect to the completion of the Company’s corporate reorganization in calculating common shares outstanding.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(In thousands)

	Twenty-six week period ended
	June 26,	June 25,
	2004	2005
	Restated
Operating activities
Net income (loss)	$(3,604)	$4,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,585	4,613
Amortization of unearned compensation	5	—
Deferred income taxes	(749)	2,028
Accrued dividends and accretion on mandatorily redeemable preferred stock	2,066	—
Changes in operating assets and liabilities
Trade accounts receivable	(1,302)	(6)
Tenant improvement allowance receivables	(2,057)	(2,641)
Inventories	(503)	(118)
Prepaid expenses and other current assets	(1,306)	(206)
Accounts payable	3,246	(1,012)
Accrued expenses	1,812	1,244
Other long-term liabilities	3,780	2,253
Net cash provided by operating activities	6,973	10,668
Investing activities
Acquisition of equipment and leasehold improvements	(18,589)	(10,861)
Other assets	(120)	(7)
Net cash used in investing activities	(18,709)	(10,868)
Financing activities
Decrease in book overdraft	(1,905)	480
Borrowings made on revolving credit facility	40,000	6,500
Payments made on revolving credit facility	(27,500)	(6,500)
Payments on capital lease obligations	(205)	(218)
Purchase of Class B units	(6)	—
Net cash provided by financing activities	10,384	262
Net increase (decrease) in cash and cash equivalents	(1,352)	62
Cash and cash equivalents, beginning of period	2,453	451
Cash and cash equivalents, end of period	$1,101	$513

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$1,566	$461
Income taxes	35	92

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

2.   Basis of Presentation

                As of June 25, 2005 the Company owned and operated 53 restaurants in 23 states throughout the United States of America and provided management services to two additional restaurants.

                The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week and twenty-six week periods ended June 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

3.   Restatement of Financial Information

                As previously reported in the Company’s 2004 Annual Report on Form 10-K, like many other restaurant companies and retailers, the Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles. Based on the Company’s review, the Company determined that it incorrectly accounted for certain operating lease transactions under generally accepted accounting principles.  Accordingly, the Company has adjusted its consolidated financial statements for fiscal years and quarters ended prior to December 25, 2004.  These restatement adjustments increased net loss by $0.2 million and increased basic and diluted net loss per share by ($0.03) for the thirteen week period ended June 26, 2004 and increased net loss by $0.5 million and increased basic and diluted net loss per share by ($0.06) for the twenty-six week period ended June 26, 2004.  The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

Lease Term

                Historically, the Company amortized its leasehold improvements on leased properties over the shorter of the combined initial term and all option periods of the lease (generally ranging from 20 to 30 years) or the useful life of the asset. In addition, the Company recognized rent expense on the straight-line basis from the opening date of the restaurant through the initial term of the lease. The Company concluded that its calculation of straight line rent expense should be based on the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended, which in most cases exceeds the initial term of the lease. As a result, it restated its financial statements to recognize rent expense on the straight-line basis over the lease term, including option periods which are reasonably assured of renewal primarily due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control over the property, which is generally when the lessor’s property is substantially complete and is ready for tenant improvements. In addition, the Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the assets. As a result of these changes, the Company’s deferred rent credit liability included in other long-term liabilities, pre-opening costs and rent expense in the accompanying financial statements have increased on a restated basis.

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

4.   Summary of Selected Accounting Policies

Principles of Consolidation

                The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Equity-Based Compensation Plan

                The Company accounts for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, (“APB 25”).  Accordingly, the Company computed compensation cost for employee equity units granted as the amount by which the estimated fair value of the Company’s equity units on the date of grant exceeds the amount the employee must pay to acquire the related equity units. The amount of compensation cost is charged to income over the vesting period.

                Under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” as amended, (“SFAS 148”), companies who choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair value method and to disclose the impact of fair value accounting in a note to the financial statements. Prior to the Company’s initial public offering, there was no difference between the accounting for the equity-based compensation plan described under APB 25 and SFAS 123. Accordingly, prior to the initial public offering, there was no difference between reported net income and pro forma net income determined under SFAS 123.

                The table below shows the effects on net income and net income per share had compensation cost been measured with the fair value method pursuant to SFAS 123:

	Thirteen week period ended	Twenty-six week period ended
	June 25, 2005	June 25, 2005
	(in thousands, except per share data)	(in thousands, except per share data)
Net income, as reported	$2,866	$4,513
Compensation cost based on the fair value method	(219)	(435)
Pro forma net income	$2,647	$4,078

Basic and fully diluted net income per share
As reported
Basic	$0.21	$0.33
Fully diluted	$0.21	$0.32
Pro forma
Basic	$0.19	$0.30
Fully diluted	$0.19	$0.29
Shares used in computing net income per common share
Basic	13,782	13,782
Fully diluted	13,958	13,959

                The preceding proforma results were calculated using the Black-Scholes option pricing model and the following assumptions:

(1)   risk-free interest rate of 3.9%;

(2)   dividend yield of 0%;

(3)   expected life of 5.5 years; and

(4)   volatility of 24.3%.

                Results may vary depending on the assumptions applied within the model.

                There is no difference between reported net loss and net loss per share and proforma net loss and net loss per share determined under SFAS 123 for the thirteen and twenty-six week periods ended June 26, 2004.

Basic and Diluted Net Income (Loss) per Share

                Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period since the Company’s initial public offering. For periods prior to the initial public offering the 7,179,357 shares of common stock of the Company issued to the former unit holders of the LLC and the 602,292 shares issuable upon the exercise of certain warrants (because the warrants have a nominal exercise price) are assumed to be outstanding for all periods presented. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive.

                Options to purchase 856,200 shares of common stock were outstanding at June 25, 2005. The diluted weighted-average shares for the thirteen and twenty-six week periods ended June 25, 2005 include 175,894 and 176,296 shares subject to stock options, respectively. There were no stock options prior to the initial public offering.

Operating Leases

                The Company has entered into operating leases, which have accelerating minimum base rent terms and contingent rent terms if individual restaurant sales exceed certain levels. The Company records the minimum base rents on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period), when no rent payments are typically due under the terms of the lease. For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as reduction of rent expense over the lease term.  Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities of $10.8 million and $13.1 million as of December 25, 2004 and June 25, 2005, respectively.  Non-cash rents were $ 0.5 million and $1.0 million in the thirteen and twenty-six week periods ended June 25, 2005, respectively, compared to $0.5 million and $1.0 million in the thirteen and twenty-six week periods ended June 26, 2004, respectively.

Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), (“SFAS 123(R)”) ‘‘Share-Based Payment’’, which is a revision of SFAS 123 and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect on the statement of operations is not permissible under SFAS 123(R).  SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The adoption of SFAS 123(R) will increase compensation expense.

                On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).  The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).

                    In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections—A Replacement of APB Opinion No.20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

                The outstanding balance on the Company’s revolving credit facility was $12.0 million as of June 25, 2005 and December 25, 2004.  The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios.

Under the revolving credit facility, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of June 25, 2005.

6.   Related Party Transactions

                Prior to the Company’s initial public offering, it paid annual management fees of $1.1 million to each of Bruckman, Rosser, Sherrill & Co., L.L.C. (“BRS”) and Castle Harlan, Inc. (“Castle Harlan”), affiliates of which had significant ownership interests in the Company.  These management agreements were terminated in conjunction with the Company’s initial public offering in July 2004.  Management fees recognized as expenses totaled $2.8 and $3.3 million in the thirteen and twenty-six week periods ended June 26, 2004, respectively.  Pursuant to covenants not to compete agreements with the Company’s co-founders, William P. McCormick and Douglas L. Schmick, the Company expensed $0.8 and $0.9 in the thirteen and twenty-six week periods ended June 26, 2004, respectively. These covenants not to compete agreements were terminated in connection with the Company’s initial public offering.

                The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.2 million and $0.4 million for the thirteen and twenty-six week periods ended June 25, 2005, respectively, compared to $0.2 million and $0.3 million for the thirteen and twenty-six week periods ended June 26, 2004, respectively.

7.   Contingencies

                The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business.  Management does not expect disposition of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

                This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 25, 2004 contained in our 2004 Annual Report on Form 10-K.

                The following section contains forward-looking statements which involve risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

                Important factors that could cause actual results to differ materially from our expectations include those discussed below under “Factors That May Affect Our Business and the Price of Our Stock.”  We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Restatement of Financial Information

                As previously reported in the Company’s 2004 Annual Report on Form 10-K, like many other restaurant companies and retailers, we have conducted a review of our accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles. Accordingly, we have adjusted our consolidated financial statements for fiscal years and quarters ended prior to December 25, 2004.  These restatement adjustments increased net loss by $0.2 million and increased basic and diluted net loss per share by ($0.03) for the thirteen week period ended June 26, 2004 and increased net loss by $0.5 million and increased basic and diluted net loss per share by ($0.06) for the twenty-six week period ended June 26, 2004.  The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

Reorganization in Connection with Initial Public Offering

                In connection with our initial public offering in July 2004, we converted McCormick & Schmick Holdings LLC, a Delaware limited liability company, into McCormick & Schmick’s Seafood Restaurants, Inc., a Delaware corporation. Because our operations are conducted by wholly owned subsidiaries, the conversion did not affect our financial statements, except with respect to information regarding the membership units in McCormick & Schmick Holdings LLC. Except where specifically noted, references in this Quarterly Report on Form 10-Q to “we” or to “the Company” means McCormick & Schmick Holdings LLC for periods before July 20, 2004 and McCormick & Schmick’s Seafood Restaurants, Inc. for periods on and after July 20, 2004.

Overview

                Our Company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. We grew our family of restaurants slowly through the next two decades and in 1994, when we owned 14 restaurants, a majority interest in our Company was purchased by Castle Harlan Partners II, L.P., a private investment firm. Avado Brands purchased us in 1997. We operated as a division of Avado Brands and added 18 new restaurants in just under four and a half years. In August 2001, Avado Brands sold our Company to Castle Harlan Partners III, L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P., private equity investment firms that actively invest in restaurant companies. As of June 25, 2005 the Company owned and operated 53 restaurants in 23 states throughout the United States of America and provided management services to two additional restaurants.

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

                The most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu daily at the majority of our restaurants, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater leverage of our vice presidents of operations and regional managers will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review strategies to effectively control increases.

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

Strategic Focus and Operating Outlook

                Our primary business focus for over 33 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our customers. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators. We opened nine new company-owned restaurants in 2004 and entered into management contracts for one restaurant in 2004, growing from 42 to 52 restaurants in 2004.

                Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2005 plan includes the opening of seven new restaurants, three of which were opened as of June 25, 2005. In addition to new unit growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2004.

Financial Performance Overview

                The following are highlights of our financial performance for the thirteen week period ended June 25, 2005:

•                    Comparable restaurant sales in the thirteen week period ended June 25, 2005 increased 3.3% compared to an increase of 2.9% over the comparable restaurant sales in the thirteen week period ended June 26, 2004.

•                    Revenues increased 14.5% in the thirteen week period ended June 25, 2005 compared to the thirteen week period ended June 26, 2004, to $68.4 million. The increase was primarily due to revenues generated by the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005 coupled with our 3.3% positive comparable restaurant sales.

•                    Net income increased $5.4 million in the thirteen week period ended June 25, 2005 compared to the thirteen week period ended June 26, 2004, to $2.9 million due to the following:

•                    Operating income increased $5.6 million in the thirteen week period ended June 25, 2005 compared to the thirteen week period ended June 26, 2004, primarily due to a decrease of $3.6 million in management fees and covenants not to compete expense and additional operating income due to an increase in revenues of $8.7 million.

•                    General and administrative expenses increased $0.9 million primarily due to additional expenses related to being a public company.

•                    Restaurant pre-opening costs decreased $0.4 million due to the decreased number of restaurant openings or restaurants under construction in the thirteen week period ended June 25, 2005.

•                    Depreciation and amortization decreased by $0.5 million primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

•                    In connection with the initial public offering, we eliminated certain stockholder management agreements and covenants not to compete agreements resulting in the elimination of management fees and covenants not to compete expense.  The impact of these items resulted in a $3.6 million increase to operating income.

•                    With the proceeds from our initial public offering, we redeemed all of our preferred stock, and substantially decreased our average outstanding debt balance, resulting in the elimination of accrued dividends and accretion on our mandatorily redeemable preferred stock coupled with a reduction in interest expense.  The impact of these two would result in a $1.6 million increase to net income (net of a 31% income tax rate) for the thirteen week period ended June 25, 2005.

Thirteen Week Period Ended June 26, 2004 Compared to Thirteen Week Period Ended June 25, 2005

                The following table sets forth our operating results and our operating results expressed as a percentage of revenues for the thirteen week periods ended June 26, 2004 and June 25, 2005.

	Thirteen week period ended
	June 26, 2004		June 25, 2005
	Restated
	(in thousands)
Revenues	$59,723	100%	$68,386	100%

Restaurant operating costs
Food and beverage	17,931	30.0%	19,927	29.1%
Labor	18,732	31.4%	21,380	31.3%
Operating	8,744	14.7%	9,998	14.6%
Occupancy	5,397	9.0%	6,061	8.9%
Total restaurant operating costs	50,804	85.1%	57,366	83.9%
General and administrative expenses	2,616	4.3%	3,561	5.2%
Restaurant pre-opening costs	1,120	1.9%	759	1.1%
Depreciation and amortization	2,902	4.9%	2,381	3.5%
Management fees and covenants not to compete	3,603	6.0%	—	—
Total costs and expenses	61,045	102.2%	64,067	93.7%
Operating income (loss)	(1,322)	(2.2)%	4,319	6.3%
Interest expense	939	1.6%	166	0.2%
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,054	1.7%	—	—
Income (loss) before income taxes	(3,315)	(5.5)%	4,153	6.1%
Income tax expense (benefit)	(734)	(1.2)%	1,287	1.9%
Net income (loss)	$(2,581)	(4.3)%	$2,866	4.2%

Revenues and Restaurant Operating Costs

                The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of operations.

	Thirteen week period ended		Change
	June 26,	June 25,
	2004	2005	$	%
	Restated
	(in thousands)
Revenues	$59,723	$68,386	$8,663	14.5%

Restaurant operating costs
Food and beverage	$17,931	$19,927	$1,996	11.1%
Labor	18,732	21,380	2,648	14.1%
Operating	8,744	9,998	1,254	14.3%
Occupancy	5,397	6,061	664	12.3%
Total restaurant operating costs	$50,804	$57,366	$6,562	12.9%

                Revenues.   Revenues increased by $8.7 million, or 14.5%, to $68.4 million in the thirteen week period ended June 25, 2005 from $59.7 million in the thirteen week period ended June 26, 2004.  This increase was primarily attributable to revenues of $6.4 million generated by seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005 and an increase in comparable restaurant sales of  $1.8 million, or 3.3%. The comparable restaurant sales increase was primarily a result of higher menu pricing.

                Food and Beverage Costs.   Food and beverage costs increased by $2.0 million, or 11.1%, to $19.9 million in the thirteen week period ended June 25, 2005 from $17.9 million in the thirteen week period ended June 26, 2004. This increase was primarily attributable to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005. Food and beverage costs as a percentage of revenues decreased to 29.1% in the thirteen week period ended June 25, 2005 compared to 30.0% in the thirteen week period ended June 26, 2004.

                Labor Costs.   Labor costs increased by $2.6 million, or 14.1%, to $21.4 million in the thirteen week period ended June 25, 2005 from $18.7 million in thirteen week period ended June 26, 2004. This increase was primarily attributable to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005. Labor costs as a percentage of revenue decreased to 31.3 % in the thirteen week period ended June 25, 2005 compared to 31.4% in the thirteen week period ended June 26, 2004.

                Operating Costs.   Operating costs increased by $1.3 million, or 14.3%, to $10.0 million in the thirteen week period ended June 25, 2005 from $8.7 million in the thirteen week period ended June 26, 2004. This increase was primarily attributable to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005.  Operating costs as a percentage of revenues decreased to 14.6% in the thirteen week period ended June 25, 2005 compared to 14.7% in the thirteen week period ended June 26, 2004.

                Occupancy Costs.   Occupancy costs increased by $0.7 million, or 12.3%, to $6.1 million in the thirteen week period ended June 25, 2005 from $5.4 million in the thirteen week period ended June 26, 2004, primarily due to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005. Occupancy costs as a percentage of revenues decreased to 8.9% in the thirteen week period ended June 25, 2005 from 9.0% in the thirteen week period ended June 26, 2004.  Non-cash rents were $0.5 million in the thirteen week periods ended June 25, 2005 and June 26, 2004.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Management Fees and Covenants Not to Compete

                The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization and management fees and covenants not to compete costs from our unaudited consolidated statements of operations.

	Thirteen week period ended		Change
	June 26,	June 25,
	2004	2005	$	%
	Restated
	(in thousands)
General and administrative expenses	$2,616	$3,561	$945	36.1%
Restaurant pre-opening costs	1,120	759	(361)	(32.2)%
Depreciation and amortization	2,902	2,381	(521)	(18.0)%
Management fees and covenants not to compete	3,603	—	(3,603)	(100.0)%

                General and Administrative Expenses.   General and administrative expenses increased by $0.9 million, or 36.1%, to $3.6 million in the thirteen week period ended June 25, 2005 from $2.6 million in the thirteen week period ended June 26, 2004. General and administrative expenses as a percentage of revenues were 5.2% in the thirteen week period ended June 25, 2005 compared to 4.3% in the thirteen week period ended June 26, 2004. The increase in general and administrative expenses as a percentage of revenues was primarily due to costs associated with being a public company.

                Restaurant Pre-Opening Costs.   Restaurant pre-opening costs decreased by $0.4 million, or 32.2%, to $0.8 million in the thirteen week period ended June 25, 2005 from $1.1 million in the thirteen week period ended June 26, 2004, primarily due to the decreased number of restaurant openings or restaurants under construction in the thirteen week period ended June 25, 2005 compared to the thirteen week period ended June 26, 2004.

                Depreciation and Amortization.   Depreciation and amortization decreased by $0.5 million, or 18.0%, to $2.4 million in the thirteen week period ended June 25, 2005 from $2.9 million in the thirteen week period ended June 26, 2004. The decrease was primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

                Management Fees and Covenants Not to Compete.   In the thirteen week period ended June 26, 2004, we recognized as expense an aggregate of $2.8 million in management fees paid to BRS and Castle Harlan, Inc. and an aggregate of $0.8 million paid to William P. McCormick and Douglas L. Schmick pursuant to management and covenants not to compete agreements.  These agreements were terminated effective June 25, 2004 in connection with our public offering for an aggregate payment of $2.8 million, which payment is included in management fees and covenants not to compete expense in the thirteen week period ended June 26, 2004.

Interest Expense, Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock, Income Tax Expense (Benefit) and Net Income (Loss)

                The following table sets forth interest expense, accrued dividends and accretion on mandatorily redeemable preferred stock, income tax expense (benefit) and net income (loss) from our unaudited consolidated statements of operations.

	Thirteen week period ended		Change
	June 26,	June 25,
	2004	2005	$	%
	Restated
	(in thousands)
Interest expense	$939	$166	$(773)	(82.3)%
Accrued dividends and accretion on mandatorily redeemable preferred stock	$1,054	$—	$(1,054)	(100.0)%
Income (loss) before income taxes	$(3,315)	$4,153	$7,468	*
Income tax expense (benefit)	(734)	1,287	2,021	*
Net income (loss)	$(2,581)	$2,866	$5,447	*

*                 Percentage change is not meaningful.

                Interest Expense.   Interest expense decreased by $0.8 million, or 82.3%, to $0.2 million in the thirteen week period ended June 25, 2005, from $0.9 million in the thirteen week period ended June 26, 2004.  This was primarily due to a decrease of approximately $39.9 million in our average outstanding debt balance as a result of the payoff of our prior credit facility with the proceeds from our initial public offering and borrowing under our new credit facility.

                Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.   Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering were used to redeem all of the preferred stock.

                Income Tax (Benefit) Expense.   Income tax expense was $1.3 million in the thirteen week period ended June 25, 2005, which reflects an effective tax rate of approximately 31% including the benefit of FICA tip credits.  In the thirteen week period ended June 26, 2004 income tax benefit was $0.7 million.

                Net Income (Loss).   Net income was $2.9 million in the thirteen week period ended June 25, 2005 compared to net loss of $2.6 million in the thirteen week period ended June 26, 2004, an increase of $5.4 million due to the following:

•            Operating income increased $5.6 million in the thirteen week period ended June 25, 2005 compared to the thirteen week period ended June 26, 2004, primarily due to a decrease of $3.6 million in management fees and covenants not to compete expense and additional operating income due to an increase in revenues of $8.7 million.

•            General and administrative expenses increased $0.9 million primarily due to additional expenses related to being a public company.

•            Restaurant pre-opening costs decreased $0.4 million due to the decreased number of restaurant openings and restaurants under construction in the thirteen week period ended June 25, 2005.

•            In connection with the initial public offering, we terminated certain management agreements and covenants not to compete agreements resulting in the elimination of management fees and covenants not to compete expense.  The impact of these items resulted in a $3.6 million increase to operating income.

•            With the proceeds from our initial public offering, we redeemed all of our preferred stock, and substantially decreased our average outstanding debt balance, resulting in the elimination of accrued dividends and accretion on our mandatorily redeemable preferred stock coupled with a reduction in interest expense.  The impact of these two items would result in a $1.6 million increase to net income (net of a 31% income tax rate).

Twenty-Six Week Period Ended June 26, 2004 Compared to Twenty-Six Week Period Ended June 25, 2005

                The following table sets forth our operating results and our operating results expressed as a percentage of revenues for the twenty-six week periods ended June 26, 2004 and June 25, 2005.

	Twenty-six week period ended
	June 26, 2004		June 25, 2005
	Restated
	(in thousands)
Revenues	$114,236	100%	$128,771	100%

Restaurant operating costs
Food and beverage	34,217	30.0%	37,687	29.3%
Labor	36,542	32.0%	40,736	31.6%
Operating	16,618	14.5%	19,014	14.8%
Occupancy	10,245	9.0%	11,666	9.0%
Total restaurant operating costs	97,622	85.5%	109,103	84.7%
General and administrative expenses	5,165	4.5%	6,903	5.4%
Restaurant pre-opening costs	2,114	1.8%	1,288	1.0%
Depreciation and amortization	5,585	4.9%	4,613	3.6%
Management fees and covenants not to compete	4,241	3.7%	—	—
Total costs and expenses	114,727	100.4%	121,907	94.7%
Operating income (loss)	(491)	(0.4)%	6,864	5.3%
Interest expense	1,796	1.6%	323	0.2%
Accrued dividends and accretion on mandatorily redeemable preferred stock	2,066	1.8%	—	—
Income (loss) before income taxes	(4,353)	(3.8)%	6,541	5.1%
Income tax expense (benefit)	(749)	(0.6)%	2,028	1.6%
Net income (loss)	$(3,604)	(3.2)%	$4,513	3.5%

Revenues and Restaurant Operating Costs

                The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of operations.

	Twenty-six week period ended		Change
	June 26,	June 25,
	2004	2005	$	%
	Restated
	(in thousands)
Revenues	$114,236	$128,771	$14,535	12.7%

Restaurant operating costs
Food and beverage	$34,217	$37,687	$3,470	10.1%
Labor	36,542	40,736	4,194	11.5%
Operating	16,618	19,014	2,396	14.4%
Occupancy	10,245	11,666	1,421	13.9%
Total restaurant operating costs	$97,622	$109,103	$11,481	11.8%

                Revenues.   Revenues increased by $14.5 million, or 12.7%, to $128.8 million in the twenty-six week period ended June 25, 2005 from $114.2 million in the twenty-six week period ended June 26, 2004.  This increase was primarily attributable to revenues of $10.3 million generated by seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005 and an increase in comparable restaurant sales of  $2.3 million, or 2.3%. The comparable restaurant sales increase was primarily a result of higher menu pricing.

                Food and Beverage Costs.   Food and beverage costs increased by $3.5 million, or 10.1%, to $37.7 million in the twenty-six week period ended June 25, 2005 from $34.2 million in the twenty-six week period ended June 26, 2004. This increase was primarily attributable to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005. Food and beverage costs as a percentage of revenues decreased to 29.3% in the twenty-six week period ended June 25, 2005 compared to 30.0% in the twenty-six week period ended June 26, 2004, primarily related to menu pricing increases and increased product handling efficiency for the restaurants opened in 2004.

                Labor Costs.   Labor costs increased by $4.2 million, or 11.5%, to $40.7 million in the twenty-six week period ended June 25, 2005 from $36.5 million in the twenty-six week period ended June 26, 2004.   This increase was primarily attributable to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005. Labor costs as a percentage of revenue decreased to 31.6 % in the twenty-six week period ended June 25, 2005 compared to 32.0% in the twenty-six week period ended June 26, 2004, because of lower hourly labor costs as a percentage of revenues.

                Operating Costs.   Operating costs increased by $2.4 million, or 14.4%, to $19.0 million in the twenty-six week period ended June 25, 2005 from $16.6 million in the twenty-six week period ended June 26, 2004.   This increase was primarily attributable to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005.  Operating costs as a percentage of revenues increased to 14.8% in the twenty-six week period ended June 25, 2005 compared to 14.5% in the twenty-six week period ended June 26, 2004, because of higher marketing and utility costs.

                Occupancy Costs.   Occupancy costs increased by $1.4 million, or 13.9%, to $11.7 million in the twenty-six week period ended June 25, 2005 from $10.2 million in the twenty-six week period ended June 26, 2004, primarily due to the seven company-owned restaurants opened in the last thirty-nine weeks of 2004 and the first twenty-six weeks of 2005. Occupancy costs as a percentage of revenues remained consistent at 9.0% in the twenty-six week periods ended June 25, 2005 and June 26, 2004. Non-cash rents were $1.0 million in the twenty-six week periods ended June 25, 2005 and June 26, 2004.

General and Administrative, Restaurant Pre-Opening, Depreciation and Amortization and Management Fees and Covenants Not to Compete

                The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization and management fees and covenants not to compete costs from our unaudited consolidated statements of operations.

	Twenty-six week period ended		Change
	June 26,	June 25,
	2004	2005	$	%
	Restated
	(in thousands)
General and administrative expenses	$5,165	$6,903	$1,738	33.7%
Restaurant pre-opening costs	2,114	1,288	(826)	(39.1)%
Depreciation and amortization	5,585	4,613	(972)	(17.4)%
Management fees and covenants not to compete	4,241	—	(4,241)	(100.0)%

General and Administrative Expenses.   General and administrative expenses increased by $1.7 million, or 33.7%, to $6.9 million in the twenty-six week period ended June 25, 2005 from $5.2 million in the twenty-six week period ended June 26, 2004. General and administrative expenses as a percentage of revenues were 5.4% in the twenty-six week period ended June 25, 2005 compared to 4.5% in the twenty-six week period ended June 26, 2004. The increase in general and administrative expenses as a percentage of revenues was primarily due to costs associated with being a public company.

                Restaurant Pre-Opening Costs.   Restaurant pre-opening costs decreased by $0.8 million, or 39.1%, to $1.3 million in the twenty-six week period ended June 25, 2005 from $2.1 million in the twenty-six week period ended June 26, 2004, primarily due to the decreased number of restaurant openings or restaurants under construction in the twenty-six week period ended June 25, 2005 compared to the twenty-six week period ended June 26, 2004.

                Depreciation and Amortization.   Depreciation and amortization decreased by $1.0 million, or 17.4%, to $4.6 million in the twenty-six week period ended June 25, 2005 from $5.6 million in the twenty-six week period ended June 26, 2004. The decrease was primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

                Management Fees and Covenants Not to Compete.   In the twenty-six week period ended June 26, 2004, we recognized as expense an aggregate of $3.3 million in management fees paid to BRS and Castle Harlan, Inc. and an aggregate of $0.9 million paid to William P. McCormick and Douglas L. Schmick pursuant to management and covenants not to compete agreements.  These agreements were terminated effective June 25, 2004 in connection with our public offering for an aggregate payment of $2.8 million, which payment is included in management fees and covenants not to compete expense in the twenty-six week period ended June 26, 2004.

Interest Expense, Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock, Income Tax Expense (Benefit) and Net Income (Loss)

                The following table sets forth interest expense, accrued dividends and accretion on mandatorily redeemable preferred stock, income tax expense (benefit), net income (loss) from our unaudited consolidated statements of operations.

	Twenty-six week period ended		Change
	June 26,	June 25,
	2004	2005	$	%
	Restated
	(in thousands)
Interest expense	$1,796	$323	$(1,473)	(82.0)%
Accrued dividends and accretion on mandatorily redeemable preferred stock	$2,066	$—	$(2,066)	(100.0)%
Income (loss) before income taxes	$(4,353)	$6,541	$10,894	*
Income tax expense (benefit)	(749)	2,028	2,777	*
Net income (loss)	$(3,604)	$4,513	$8,117	*

*      Percentage change is not meaningful.

                Interest Expense.   Interest expense decreased by $1.5 million, or 82.0%, to $0.3 million in the twenty-six week period ended June 25, 2005, from $1.8 million in the twenty-six week period ended June 26, 2004.  This was primarily due to a decrease of approximately $37.6 million in the average outstanding debt balance as a result of the payoff of our prior credit facility.

                Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.   Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering were used to redeem all of the preferred stock.

                Income Tax (Benefit) Expense.   Income tax expense was $2.0 million in the twenty-six week period ended June 25, 2005, which reflects an effective tax rate of approximately 31% including the benefit of FICA tip credits.  In the twenty-six week period ended June 26, 2004 income tax benefit was $0.7 million.

                Net Income (Loss).   Net income was $4.5 million in the twenty-six week period ended June 25, 2005 compared to net loss of $3.6 million in the twenty-six week period ended June 26, 2004, an increase of $8.1 million due primarily to the following:

•            Operating income increased $7.4 million in the twenty-six week period ended June 25, 2005 compared to the twenty-six week period ended June 26, 2004, primarily due to a decrease of $4.2 million in management fees and covenants not to compete expense and additional operating income due to an increase in revenues of $14.5 million.

•            General and administrative expenses increased $1.7 million primarily due to additional expenses related to being a public company.

•                    Restaurant pre-opening costs decreased $0.8 million due to the decreased number of restaurant openings or restaurants under construction in the twenty-six week period ended June 25, 2005.

•                    In connection with the initial public offering, we terminated certain management agreements and covenants not to compete agreements resulting in the elimination of management fees and covenants not to compete expense.  The impact of these items resulted in a $4.2 million increase to operating income.

•            With the proceeds from our initial public offering, we redeemed all of our preferred stock, and substantially decreased our average outstanding debt balance, resulting in the elimination of accrued dividends and accretion on our mandatorily redeemable preferred stock coupled with a reduction in interest expense.  The impact of these two items would result in a $3.1 million increase to net income (net of a 31% income tax rate).

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

•            Paid $2.8 million in connection with the termination of the management agreements and covenants not to compete agreements.

                The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Twenty-six week period ended
	June 26,	June 25,
	2004	2005
	Restated
	(in thousands)
Net cash provided by operating activities	$6,973	$10,668
Net cash used in investing activities	(18,709)	(10,868)
Net cash provided by financing activities	10,384	262
Net increase (decrease) in cash and cash equivalents	$(1,352)	$62

                Net cash provided by operating activities was $10.7 million in the twenty-six week period ended June 25, 2005, compared to $7.0 million in the twenty-six week period ended June 26, 2004. The increase in net cash provided by operating activities was primarily due to an increase in net income of $8.1 million.

                Net cash used in investing activities was $10.9 million in the twenty-six week period ended June 25, 2005, compared to $18.7 million in the twenty-six week period ended June 26, 2004. We use cash for tenant improvements and equipment to open new restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and the expansion of existing restaurant capacity during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

                Net cash provided by financing activities was $0.3 million in the twenty-six week period ended June 25, 2005 compared to $10.4 million in the twenty-six week period ended June 26, 2004.  The decrease in net cash provided by financing activities was primarily due to a decrease in borrowings under our revolving credit facilities of $33.5 million partially offset by a decrease in payments made on our revolving credit facilities of $21.0 million.

                As of June 25, 2005, the outstanding balance on our revolving credit facility was $12.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We were in compliance with these covenants as of June 25, 2005.

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

Equipment and Leasehold Improvements

                Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13 (“SFAS 13”), “Accounting for Leases”, as amended, or the estimated useful life of the asset. As discussed in SFAS 13, the lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—5 to 10 years; furniture and fixtures—5 to 10 years and leasehold improvements—7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes

                We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”. SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. If the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by the asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The realization of a net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in determining whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of June 25, 2005.

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

                We operate four restaurants in Seattle, Washington, seven in the Portland, Oregon area and 10 in California; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. For example, ice storms in northwestern Oregon in January 2004 affected sales at six, or 13%, of our then existing restaurants.

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

                Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. At June 25, 2005, we had $12.0 million of variable rate borrowings. Loans under our revolving credit facility mature on July 23, 2009.

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

                Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Our Annual Meeting of Stockholders was held on May 23, 2005 in Portland, Oregon.  A total of 12,155,783 shares were present or represented by proxy at the meeting, representing approximately 88% of the shares outstanding as of the April 5, 2005 record date.  The only matter submitted for a vote was the election of nine nominees to serve as directors.  Each of our incumbent directors was re-elected as follows:

	For	Withheld
Douglas L. Schmick	12,135,385	20,398
Saed Mohseni	12,135,385	20,398
Lee M. Cohn	11,812,996	342,787
Elliott H. Jurgensen, Jr.	11,731,630	424,153
J. Rice Edmonds	12,133,385	22,398
David B. Pittaway	11,988,172	167,611
Harold O. Rosser	11,986,332	169,451
Fortunato N. Valenti	11,826,349	329,434
Justin B. Wender	12,133,385	22,398

ITEM 5.          OTHER INFORMATION

                None

ITEM 6.  EXHIBITS

EXHIBITS.

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

Date: August 8, 2005