Form 10-Q
period 2005-09-24
McCormick & Schmicks Seafood Restaurants Inc.
filed 2005-10-25
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

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

There were 13,783,502 shares of common stock outstanding as of September 24, 2005.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets-Unaudited

(In thousands, except per share data)

	December 25,	September 24,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$451	$444
Trade accounts receivable, net	4,641	4,653
Tenant improvement allowance receivables	347	3,158
Inventories	3,384	3,685
Prepaid expenses and other current assets	2,846	2,861
Deferred income taxes	830	2,973
Total current assets	12,499	17,774
Equipment and leasehold improvements, net	92,744	102,880
Other assets	53,821	53,645
Goodwill	19,996	19,996
Total assets	$179,060	$194,295

Liabilities and Stockholders’ Equity
Current liabilities
Book overdraft	$429	$2,354
Accounts payable	12,875	12,939
Accrued expenses	15,197	18,240
Capital lease obligations, current portion	433	379
Total current liabilities	28,934	33,912
Revolving credit facility	12,000	8,000
Other long-term liabilities	11,791	14,946
Capital lease obligations, noncurrent portion	707	433
Deferred income taxes	1,558	6,371
Total liabilities	54,990	63,662

Contingencies (Note 7)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 and 13,784 shares issued and outstanding	14	14
Additional paid in capital	127,917	127,931
Retained earnings (accumulated deficit)	(3,861)	2,688
Total stockholders’ equity	124,070	130,633
Total liabilities and stockholders’ equity	$179,060	$194,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations-Unaudited

(In thousands, except per share data)

	Thirteen week period ended		Thirty-nine week period ended
	September 25,	September 24,	September 25,	September 24,
	2004	2005	2004	2005
	Restated		Restated
Revenues	$59,597	$68,014	$173,833	$196,785

Restaurant operating costs
Food and beverage	17,776	20,013	51,993	57,700
Labor	19,013	21,421	55,555	62,157
Operating	8,947	10,447	25,565	29,462
Occupancy	5,434	6,267	15,679	17,933
Total restaurant operating costs	51,170	58,148	148,792	167,252
General and administrative expenses	3,340	3,541	8,505	10,444
Restaurant pre-opening costs	112	760	2,226	2,048
Depreciation and amortization	2,690	2,483	8,275	7,095
Management fees and covenants not to compete	—	—	4,241	—
Total costs and expenses	57,312	64,932	172,039	186,839
Operating income	2,285	3,082	1,794	9,946
Interest expense	570	131	2,366	454
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,693	—	5,759	—
Write-off of deferred loan costs on early extinguishment of debt	1,288	—	1,288	—
Income (loss) before income taxes	(3,266)	2,951	(7,619)	9,492
Income tax expense (benefit)	71	915	(678)	2,942
Net income (loss)	$(3,337)	$2,036	$(6,941)	$6,550
Net income (loss) per share(1)
Basic	$(0.27)	$0.15	$(0.75)	$0.48
Diluted	$(0.27)	$0.15	$(0.75)	$0.47
Shares used in computing net income (loss) per share(1)
Basic	12,200	13,783	9,255	13,782
Diluted	12,200	14,026	9,255	13,983

(1)   For the thirteen and thirty-nine week periods ended September 25, 2004, for the purposes of calculating outstanding shares used in computing net loss per share, the presentation gives retroactive effect to the completion, on July 20, 2004, of the Company’s corporate reorganization.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows-Unaudited

(In thousands)

	Thirty-nine week period ended
	September 25,	September 24,
	2004	2005
	Restated
Operating activities
Net income (loss)	$(6,941)	$6,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,275	7,095
Amortization of unearned compensation	42	—
Deferred income taxes	(678)	2,670
Accrued dividends and accretion on mandatorily redeemable preferred stock	5,759	—
Write-off of deferred loan costs on early extinguishment of debt	1,288	—
Changes in operating assets and liabilities
Trade accounts receivable	(1,120)	(12)
Tenant improvement allowance receivables	(615)	(2,811)
Inventories	(515)	(301)
Prepaid expenses and other current assets	(524)	(15)
Accounts payable	(377)	64
Accrued expenses	2,608	3,038
Other long-term liabilities	4,588	3,160
Net cash provided by operating activities	11,790	19,438
Investing activities
Acquisition of equipment and leasehold improvements	(22,466)	(17,036)
Other assets	(116)	(20)
Net cash used in investing activities	(22,582)	(17,056)
Financing activities
Book overdraft	(2,456)	1,925
Loan costs	(775)	—
Borrowings made on revolving credit facility	62,500	7,000
Payments made on revolving credit facility	(84,000)	(11,000)
Proceeds from issuance of common stock, net of issuance costs	64,854	—
Redemption of senior preferred stock	(28,896)	—
Payments on capital lease obligations	(309)	(328)
Proceeds from exercise of stock options	—	14
Purchase of Class B units	(6)	—
Net cash provided by (used in) financing activities	10,912	(2,389)
Net increase (decrease) in cash and cash equivalents	120	(7)
Cash and cash equivalents, beginning of period	2,453	451
Cash and cash equivalents, end of period	$2,573	$444

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$2,706	$702
Income taxes	56	273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Unaudited

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

2.     Basis of Presentation

As of September 24, 2005 the Company owned and operated 55 restaurants in 24 states throughout the United States of America and provided management services to two additional restaurants.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the thirteen week and thirty-nine week periods ended September 24, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

3.     Restatement of Financial Information

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004, like many other restaurant companies and retailers, the Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles. Based on the review, the Company determined that it had incorrectly accounted for certain operating lease transactions under generally accepted accounting principles.  Accordingly, the Company adjusted its consolidated financial statements for fiscal years and quarters ended prior to December 25, 2004.  These restatement adjustments increased net loss by $0.2 million and increased basic and diluted net loss per share by ($0.02) for the thirteen week period ended September 25, 2004 and increased net loss by $0.8 million and increased basic and diluted net loss per share by ($0.08) for the thirty-nine week period ended September 25, 2004.  The restatement adjustments were non-cash and had no impact on revenues or cash and cash equivalents.

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

Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

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

The table below shows the effects on net income (loss) and net income (loss) per share had compensation cost been measured with the fair value method pursuant to SFAS 123:

	Thirteen week period ended		Thirty-nine week period ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005
	Restated		Restated
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss), as reported	$(3,337)	$2,036	$(6,941)	$6,550
Compensation expense included in net income (loss)	37		42
Compensation cost based on the fair value method	(178)	(200)	(183)	(635)
Pro forma net income (loss)	$(3,478)	$1,836	$(7,082)	$5,915

Basic and fully diluted net income (loss) per share
As reported
Basic	$(0.27)	$0.15	$(0.75)	$0.48
Fully diluted	$(0.27)	$0.15	$(0.75)	$0.47
Pro forma
Basic	$(0.28)	$0.13	$(0.77)	$0.43
Fully diluted	$(0.28)	$0.13	$(0.77)	$0.42

Shares used in computing net income (loss) per common share
Basic	12,200	13,783	9,255	13,782
Fully diluted	12,200	14,026	9,255	13,983

The preceding proforma results were calculated using the Black-Scholes option pricing model and the following assumptions:

(1)   risk-free interest rate of 3.9%;

(2)   dividend yield of 0%;

(3)   expected life of 5.5 years; and

(4)   volatility of 24.3%.

Results may vary depending on the assumptions applied within the model.

Basic and Diluted Net Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period since the Company’s initial public offering. For periods prior to the initial public offering the 7,179,357 shares of common stock of the Company issued to the former unit holders of the LLC and the 602,292 shares issuable upon the exercise of certain warrants (because the warrants have a nominal exercise price) are assumed to be outstanding for all periods presented. These warrants were exercised on October 20, 2004. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Potentially dilutive shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive.

The diluted weighted-average shares for the thirteen and thirty-nine week periods ended September 24, 2005 include 853,600 shares subject to stock options.   Options to purchase 851,150 shares of common stock were outstanding at September 24, 2005.

Operating Leases

The Company has entered into operating leases, which have accelerating minimum base rent terms and contingent rent terms if individual restaurant sales exceed certain levels. The Company records the minimum base rents on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period), when no rent payments are typically due under the terms of the lease. For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as reduction of rent expense over the lease term.  Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities of $10.8 million and $13.9 million as of December 25, 2004 and September 24, 2005, respectively.  Non-cash rent expense was $0.6 million and $1.6 million in the thirteen and thirty-nine week periods ended September 24, 2005, respectively, compared to $0.5 million and $1.4 million in the thirteen and thirty-nine week periods ended September 25, 2004, respectively.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).  The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).

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

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-06, “ Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”.  EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition.  EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued.  The Company does not believe that the adoption of EITF 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FAS 13-1”) “Accounting for Rental Costs Incurred during a Construction Period”.  FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs shall be included in income from continuing operations.  FAS 13-1 is effective for the first reporting period beginning after December 15, 2005.  Early adoption is permitted for financial statements or interim financial statements that have not yet been issued.  The Company does not believe that the adoption of FAS 13-1 will have a material effect on its consolidated financial position, results of operations or cash flows.

5.     Long-Term Debt and Standby Letter of Credit

On July 23, 2004, the Company repaid the $51.5 million outstanding balance on its revolving credit facility with net proceeds from its initial public offering and $18.1 million borrowed under a new revolving credit facility agreement, which provides among other things for $50.0 million in revolving credit loans. Loans under the facility are collateralized by a first priority security interest in all of the Company’s assets and mature on July 23, 2009.  The outstanding balance on the Company’s revolving credit facility was $8.0 million as of September 24, 2005 and $12.0 million as of December 25, 2004.  The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios.

The revolving credit facility agreement also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 24, 2005 and December 25, 2004 the maximum exposure under these standby letters of credit was $1.5 million and $0.3 million, respectively. At September 24, 2005 and December 25, 2004 there were no amounts drawn upon these letters of credit.  At September 24, 2005 the Company had $40.5 million available under its revolving credit facility.

Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of September 24, 2005.

6.     Related Party Transactions

Prior to the Company’s initial public offering, it paid annual management fees of $1.1 million to each of Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS”) and Castle Harlan, Inc. (“Castle Harlan”), affiliates of which had significant ownership interests in the LLC at the time of the agreement terminations.  These management agreements were terminated in conjunction with the Company’s initial public offering in July 2004.  Management fees recognized as expenses totaled $3.3 million in the thirty-nine week period ended September 25, 2004.  Pursuant to covenants not to compete agreements with the Company’s co-founders, William P. McCormick and Douglas L. Schmick, the Company expensed $0.9 in the thirty-nine week period ended September 25, 2004.  These covenants not to compete agreements were terminated in connection with the Company’s initial public offering.  There were no management fee expenses or covenants not to compete expenses for the thirteen week periods ended September 24, 2005 and September 25, 2004.

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.3 million and $0.7 million for the thirteen and thirty-nine week periods ended September 24, 2005, respectively, and $0.2 million and $0.6 million for the thirteen and thirty-nine week periods ended September 25, 2004, respectively.

7.     Contingencies

The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business.  While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Restatement of Financial Information

As previously reported in the Company’s 2004 Annual Report on Form 10-K, like many other restaurant companies and retailers, we have conducted a review of our accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other related items. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles. Accordingly, we have adjusted our consolidated financial statements for fiscal years and quarters ended prior to December 25, 2004.  These restatement adjustments increased net loss by $0.2 million and increased basic and diluted net loss per share by ($0.02) for the thirteen week period ended September 25, 2004 and increased net loss by $0.8 million and increased basic and diluted net loss per share by ($0.08) for the thirty-nine week period ended September 25, 2004.  The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

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

Overview

Our Company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. We grew our family of restaurants slowly through the next two decades and in 1994, when we owned 14 restaurants, a majority interest in our Company was purchased by Castle Harlan Partners II, L.P., a private investment firm. Avado Brands purchased us in 1997. We operated as a division of Avado Brands and added 18 new restaurants in just under four and a half years. In August 2001, Avado Brands sold our Company to Castle Harlan Partners III, L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P., private equity investment firms that actively invest in restaurant companies. As of September 24, 2005 we owned and operated 55 restaurants in 24 states throughout the United States of America and provided management services to two additional restaurants.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 33 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our customers. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with national and regional restaurant chains and with local operators.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2005 plan includes opening seven new restaurants, five of which were opened as of September 24, 2005. In addition to new unit growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2004.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended September 24, 2005:

•      Comparable restaurant sales in the thirteen week period ended September 24, 2005 increased 3.5% compared to an increase of 1.6% over the comparable restaurant sales in the thirteen week period ended September 25, 2004.

•      Revenues increased 14.1% in the thirteen week period ended September 24, 2005 compared to the thirteen week period ended September 25, 2004, to $68.0 million. The increase was primarily due to revenues generated by the six company-owned restaurants opened in the last twenty-six weeks of 2004 and the first thirty-nine weeks of 2005 coupled with a comparable restaurant sales increase of 3.5%.

•      Net income was $2.0 million in the thirteen week period ended September 24, 2005 compared to net loss of $3.3 million in the thirteen week period ended September 25, 2004, an increase of $5.4 million due primarily to the following:

•      Operating income increased $0.8 million in the thirteen week period ended September 24, 2005 compared to the thirteen week period ended September 25, 2004, primarily due to a an increase in revenues of $8.4 million.

•      Restaurant pre-opening costs increased $0.6 million due to the increased number of restaurant openings or restaurants under construction in the thirteen week period ended September 24, 2005.

•      Depreciation and amortization decreased by $0.2 million primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

•      Redemption of our preferred stock and repayment of the outstanding balance on our prior revolving credit facility with the proceeds from our initial public offering, and the substantial decrease in our average outstanding debt balance, eliminated accrued dividends and accretion on our mandatorily redeemable preferred stock, reduced interest expense and required a write-off of unamortized deferred loan costs. The aggregate of these items decreased from $5.6 million for the thirteen week period ended September 25, 2004 to $0.1 million for the thirteen week period ended September 24, 2005.

Thirteen Week Period Ended September 25, 2004 Compared to Thirteen Week Period Ended September 24, 2005

The following table sets forth our operating results and our operating results expressed as a percentage of revenues for the thirteen week periods ended September 25, 2004 and September 24, 2005.

	Thirteen week period ended
	September 25, 2004		September 24, 2005
	Restated
	(in thousands)
Revenues	$59,597	100.0%	$68,014	100.0%

Restaurant operating costs
Food and beverage	17,776	29.8%	20,013	29.4%
Labor	19,013	31.9%	21,421	31.5%
Operating	8,947	15.0%	10,447	15.4%
Occupancy	5,434	9.1%	6,267	9.2%
Total restaurant operating costs	51,170	85.9%	58,148	85.5%
General and administrative expenses	3,340	5.6%	3,541	5.2%
Restaurant pre-opening costs	112	0.2%	760	1.1%
Depreciation and amortization	2,690	4.5%	2,483	3.7%
Total costs and expenses	57,312	96.2%	64,932	95.5%
Operating income	2,285	3.8%	3,082	4.5%
Interest expense	570	1.0%	131	0.2%
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,693	6.2%	—	—%
Write-off of deferred loan costs on early extinguishment of debt	1,288	2.2%	—	—%
Income (loss) before income taxes	(3,266)	(5.5)%	2,951	4.3%
Income tax expense	71	0.1%	915	1.3%
Net income (loss)	$(3,337)	(5.6)%	$2,036	3.0%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of operations.

	Thirteen week period ended
	September 25,	September 24,	Change
	2004	2005	$	%
	Restated
		(in thousands)
Revenues	$59,597	$68,014	$8,417	14.1%

Restaurant operating costs
Food and beverage	$17,776	$20,013	$2,237	12.6%
Labor	19,013	21,421	2,408	12.7%
Operating	8,947	10,447	1,500	16.8%
Occupancy	5,434	6,267	833	15.3%
Total restaurant operating costs	$51,170	$58,148	$6,978	13.6%

Revenues.   Revenues increased by $8.4 million, or 14.1%, to $68.0 million in the thirteen week period ended September 24, 2005 from $59.6 million in the thirteen week period ended September 25, 2004.  This increase was primarily attributable to revenues generated by six company-owned restaurants opened in the last twenty-six weeks of 2004 and the first thirty-nine weeks of 2005 and an increase in comparable restaurant sales of $1.8 million, or 3.5%. The comparable restaurant sales increase was the result of increased guest counts coupled with higher menu pricing.

Food and Beverage Costs.   Food and beverage costs increased by $2.2 million, or 12.6%, to $20.0 million in the thirteen week period ended September 24, 2005 from $17.8 million in the thirteen week period ended September 25, 2004. This increase was primarily attributable to the six company-owned restaurants opened in the last twenty-six weeks of 2004 and the first thirty-nine weeks of 2005. Food and beverage costs as a percentage of revenues decreased to 29.4% in the thirteen week period ended September 24, 2005 from 29.8% in the thirteen week period ended September 25, 2004, primarily related to menu pricing increases and improved food and beverage costs at the restaurants opened in 2004.

Labor Costs.   Labor costs increased by $2.4 million, or 12.7%, to $21.4 million in the thirteen week period ended September 24, 2005 from $19.0 million in thirteen week period ended September 25, 2004. This increase was primarily attributable to the six company-owned restaurants opened in the last twenty-six weeks of 2004 and the first thirty-nine weeks of 2005. Labor costs as a percentage of revenue decreased to 31.5 % in the thirteen week period ended September 24, 2005 from 31.9% in the thirteen week period ended September 25, 2004.  The decrease in labor costs as a percentage of revenues was primarily due to the additional revenues and improved labor costs at the restaurants opened in 2004.

Operating Costs.   Operating costs increased by $1.5 million, or 16.8%, to $10.4 million in the thirteen week period ended September 24, 2005 from $8.9 million in the thirteen week period ended September 25, 2004. This increase was primarily attributable to the six company-owned restaurants opened in the last twenty-six weeks of 2004 and the first thirty-nine weeks of 2005.  Operating costs as a percentage of revenues increased to 15.4% in the thirteen week period ended September 24, 2005 from 15.0% in the thirteen week period ended September 25, 2004 primarily due to higher marketing and utility costs.  Non-cash rent expense was $0.6 million in the thirteen week period ended September 24, 2005 and $0.5 million in the thirteen week periods ended September 25, 2004.

Occupancy Costs.   Occupancy costs increased by $0.8 million, or 15.3%, to $6.3 million in the thirteen week period ended September 24, 2005 from $5.4 million in the thirteen week period ended September 25, 2004, primarily due to the six company-owned restaurants opened in the last twenty-six weeks of 2004 and the first thirty-nine weeks of 2005. Occupancy costs as a percentage of revenues were 9.2% the thirteen week period ended September 24, 2005 and 9.1% in thirteen week period ended September 25, 2004.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative, restaurant pre-opening and depreciation and amortization costs from our unaudited consolidated statements of operations.

	Thirteen week period ended
	September 25,	September 24,	Change
	2004	2005	$	%
	Restated
		(in thousands)
General and administrative expenses	$3,340	$3,541	$201	6.0%
Restaurant pre-opening costs	112	760	648	578.6%
Depreciation and amortization	2,690	2,483	(207)	(7.7)%

General and Administrative Expenses.   General and administrative expenses increased by $0.2 million, or 6.0%, to $3.5 million in the thirteen week period ended September 24, 2005 from $3.3 million in the thirteen week period ended September 25, 2004. General and administrative expenses as a percentage of revenues were 5.2% in the thirteen week period ended September 24, 2005 compared to 5.6% in the thirteen week period ended September 25, 2004. The decrease in general and administrative expenses as a percentage of revenues was primarily due to the increase in revenues of $8.4 million, partially offset by the increase in general and administrative expenses of $0.2 million.

Restaurant Pre-Opening Costs.   Restaurant pre-opening costs increased by $0.6 million, or 578.6%, to $0.8 million in the thirteen week period ended September 24, 2005 from $0.1 million in the thirteen week period ended September 25, 2004, primarily due to the increased number of restaurant openings or restaurants under construction in the thirteen week period ended September 24, 2005 compared to the thirteen week period ended September 25, 2004.

Depreciation and Amortization.   Depreciation and amortization decreased by $0.2 million, or 7.7%, to $2.5 million in the thirteen week period ended September 24, 2005 from $2.7 million in the thirteen week period ended September 25, 2004. The decrease was primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

Interest Expense, Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock, Income Tax Expense and Net Income (Loss)

The following table sets forth interest expense, accrued dividends and accretion on mandatorily redeemable preferred stock, income tax expense and net income (loss) from our unaudited consolidated statements of operations.

	Thirteen week period ended
	September 25,	September 24,	Change
	2004	2005	$	%
	Restated
		(in thousands)
Interest expense	$570	$131	$(439)	(77.0)%
Accrued dividends and accretion on mandatorily redeemable preferred stock	$3,693	$—	$(3,693)	(100.0)%
Write-off of deferred loan costs on early extinguishment of debt	1,288	—	(1,288)	(100.0)%
Income (loss) before income taxes	$(3,266)	$2,951	$6,217	*
Income tax expense	71	915	844	1,188.7%
Net income (loss)	$(3,337)	$2,036	$5,373	*

*      Percentage change is not meaningful.

Interest Expense.   Interest expense decreased by $0.4 million, or 77.0%, to $0.1 million in the thirteen week period ended September 24, 2005 from $0.6 million in the thirteen week period ended September 25, 2004.  This was primarily due to a decrease of approximately $16.3 million in our average outstanding debt balance as a result of the paydown of our revolving credit facility with proceeds from our initial public offering and cash provided by operating activities.

Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.   Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering were used to redeem all of the preferred stock.

Income Tax Expense.   Income tax expense was $0.9 million in the thirteen week period ended September 24, 2005, which reflects an estimated effective annualized tax rate of approximately 31% including the benefit of FICA tip credits.  In the thirteen week period ended September 25, 2004, income tax expense was $0.1 million.

Net Income (Loss).   Net income was $2.0 million in the thirteen week period ended September 24, 2005 compared to net loss of $3.3 million in the thirteen week period ended September 25, 2004, an increase of $5.4 million due to the following:

•   Operating income increased $0.8 million in the thirteen week period ended September 24, 2005 compared to the thirteen week period ended September 25, 2004, primarily due to an increase in revenues of $8.4 million.

•   Restaurant pre-opening costs increased $0.6 million due to the increased number of restaurant openings and restaurants under construction in the thirteen week period ended September 24, 2005.

•   Depreciation and amortization decreased by $0.2 million primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

•   Redemption of our preferred stock and repayment of the outstanding balance on our prior revolving credit facility with the proceeds from our initial public offering, and the substantial decrease in our average outstanding debt balance, eliminated accrued dividends and accretion on our mandatorily redeemable preferred stock, reduced interest expense and required a write-off of unamortized deferred loan costs. The aggregate of these items decreased from $5.6 million for the thirteen week period ended September 25, 2004 to $0.1 million for the thirteen week period ended September 24, 2005.

Thirty-Nine Week Period Ended September 25, 2004 Compared to Thirty-Nine Week Period Ended September 24, 2005

The following table sets forth our operating results and our operating results expressed as a percentage of revenues for the thirty-nine week periods ended September 25, 2004 and September 24, 2005.

	Thirty-nine week period ended
	September 25, 2004		September 24, 2005
	Restated
	(in thousands)
Revenues	$173,833	100.0%	$196,785	100.0%

Restaurant operating costs
Food and beverage	51,993	29.9%	57,700	29.3%
Labor	55,555	32.0%	62,157	31.6%
Operating	25,565	14.7%	29,462	15.0%
Occupancy	15,679	9.0%	17,933	9.1%
Total restaurant operating costs	148,792	85.6%	167,252	85.0%
General and administrative expenses	8,505	4.9%	10,444	5.3%
Restaurant pre-opening costs	2,226	1.3%	2,048	1.0%
Depreciation and amortization	8,275	4.8%	7,095	3.6%
Management fees and covenants not to compete	4,241	2.4%	—	—%
Total costs and expenses	172,039	99.0%	186,839	94.9%
Operating income	1,794	1.0%	9,946	5.1%
Interest expense	2,366	1.4%	454	0.2%
Accrued dividends and accretion on mandatorily redeemable preferred stock	5,759	3.3%	—	—
Write-off of deferred loan costs on early extinguishment of debt	1,288	0.7%	—	—
Income (loss) before income taxes	(7,619)	(4.4)%	9,492	4.8%
Income tax expense (benefit)	(678)	(0.4)%	2,942	1.5%
Net income (loss)	$(6,941)	(4.0)%	$6,550	3.3%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of operations.

	Thirty-nine week period ended
	September 25,	September 24,	Change
	2004	2005	$	%
	Restated
		(in thousands)
Revenues	$173,833	$196,785	$22,952	13.2%

Restaurant operating costs
Food and beverage	$51,993	$57,700	$5,707	11.0%
Labor	55,555	62,157	6,602	11.9%
Operating	25,565	29,462	3,897	15.2%
Occupancy	15,679	17,933	2,254	14.4%
Total restaurant operating costs	$148,792	$167,252	$18,460	12.4%

Revenues.   Revenues increased by $23.0 million, or 13.2%, to $196.8 million in the thirty-nine week period ended September 24, 2005 from $173.8 million in the thirty-nine week period ended September 25, 2004.  This increase was primarily attributable to the revenues generated by the company-owned restaurants opened in 2004 and 2005 and an increase in comparable restaurant sales of $4.0 million, or 2.7%. The comparable restaurant sales increase was primarily a result of higher menu pricing.

Food and Beverage Costs.   Food and beverage costs increased by $5.7 million, or 11.0%, to $57.7 million in the thirty-nine week period ended September 24, 2005 from $52.0 million in the thirty-nine week period ended September 25, 2004. This increase was primarily attributable to the company-owned restaurants opened in 2004 and 2005. Food and beverage costs as a percentage of revenues decreased to 29.3% in the thirty-nine week period ended September 24, 2005 compared to 29.9% in the thirty-nine week period ended September 25, 2004, primarily related to menu pricing increases and improved food and beverage costs at the restaurants opened in 2004.

Labor Costs.   Labor costs increased by $6.6 million, or 11.9%, to $62.2 million in the thirty-nine week period ended September 24, 2005 from $55.6 million in the thirty-nine week period ended September 25, 2004.   This increase was primarily attributable to the company-owned restaurants opened in 2004 and 2005. Labor costs as a percentage of revenue decreased to 31.6 % in the thirty-nine week period ended September 24, 2005 compared to 32.0% in the thirty-nine week period ended September 25, 2004.  The decrease in labor costs as a percentage of revenues was primarily due to the additional revenues and improved labor costs at the restaurants opened in 2004.

Operating Costs.   Operating costs increased by $3.9 million, or 15.2%, to $29.5 million in the thirty-nine week period ended September 24, 2005 from $25.6 million in the thirty-nine week period ended September 25, 2004.   This increase was primarily attributable to the company-owned restaurants opened in 2004 and 2005.  Operating costs as a percentage of revenues increased to 15.0% in the thirty-nine week period ended September 24, 2005 compared to 14.7% in the thirty-nine week period ended September 25, 2004, primarily because of higher marketing and utility costs.

Occupancy Costs.   Occupancy costs increased by $2.3 million, or 14.4%, to $17.9 million in the thirty-nine week period ended September 24, 2005 from $15.7 million in the thirty-nine week period ended September 25, 2004, primarily due to the company-owned restaurants opened in 2004 and 2005. Occupancy costs as a percentage of revenues increased to 9.1% in the thirty-nine week periods ended September 24, 2005 compared to 9.0% in the thirty-nine week period ended September 25, 2004. Non-cash rents were $1.6 million in the thirty-nine week period ended September 24, 2005 and $1.4 million in the thirty-nine week period ended September 25, 2004.

General and Administrative, Restaurant Pre-Opening, Depreciation and Amortization and Management Fees and Covenants Not to Compete

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization and management fees and covenants not to compete costs from our unaudited consolidated statements of operations.

	Thirty-nine week period ended
	September 25,	September 24,	Change
	2004	2005	$	%
	Restated
		(in thousands)
General and administrative expenses	$8,505	$10,444	$1,939	22.8%
Restaurant pre-opening costs	2,226	2,048	(178)	(8.0)%
Depreciation and amortization	8,275	7,095	(1,180)	(14.3)%
Management fees and covenants not to compete	4,241	—	(4,241)	(100.0)%

General and Administrative Expenses.   General and administrative expenses increased by $1.9 million, or 22.8%, to $10.4 million in the thirty-nine week period ended September 24, 2005 from $8.5 million in the thirty-nine week period ended September 25, 2004. The increase in general and administrative expenses was primarily due to costs associated with being a public company. General and administrative expenses as a percentage of revenues were 5.3% in the thirty-nine week period ended September 24, 2005 compared to 4.9% in the thirty-nine week period ended September 25, 2004.

Restaurant Pre-Opening Costs.   Restaurant pre-opening costs decreased by $0.2 million, or 8.0%, to $2.0 million in the thirty-nine week period ended September 24, 2005 from $2.2 million in the thirty-nine week period ended September 25, 2004, primarily due to the decreased number of restaurant openings or restaurants under construction in the thirty-nine week period ended September 24, 2005 compared to the thirty-nine week period ended September 25, 2004.

Depreciation and Amortization.   Depreciation and amortization decreased by $1.2 million, or 14.3%, to $7.1 million in the thirty-nine week period ended September 24, 2005 from $8.3 million in the thirty-nine week period ended September 25, 2004. The decrease was primarily due to three-year lived assets acquired in August of 2001 which became fully depreciated in 2004.

Management Fees and Covenants Not to Compete.   In the thirty-nine week period ended September 25, 2004, we recognized as expense an aggregate of $3.3 million in management fees paid to BRS and Castle Harlan, Inc. and an aggregate of $0.9 million paid to William P. McCormick and Douglas L. Schmick pursuant to management and covenants not to compete agreements.  These agreements were terminated effective June 25, 2004 in connection with our public offering for an aggregate payment of $2.8 million, which payment is included in management fees and covenants not to compete expense in the thirty-nine week period ended September 25, 2004.

Interest Expense, Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock, Write-off of Deferred Loan Costs on Early Extinguishment of Debt, Income Tax Expense (Benefit) and Net Income (Loss)

The following table sets forth interest expense, accrued dividends and accretion on mandatorily redeemable preferred stock, write-off of deferred loan costs on early extinguishment of debt, income tax expense (benefit), net income (loss) from our unaudited consolidated statements of operations.

	Thirty-nine week period ended
	September 25,	September 24,	Change
	2004	2005	$	%
	Restated
		(in thousands)
Interest expense	$2,366	$454	$(1,912)	(80.8)%
Accrued dividends and accretion on mandatorily redeemable preferred stock	$5,759	$—	$(5,759)	(100.0)%
Write-off of deferred loan costs on early extinguishment of debt	1,288	—	(1,288)	(100.0)%
Income (loss) before income taxes	$(7,619)	$9,492	$17,111	*
Income tax expense (benefit)	(678)	2,942	3,620	*
Net income (loss)	$(6,941)	$6,550	$13,491	*

*      Percentage change is not meaningful.

Interest Expense.   Interest expense decreased by $1.9 million, or 80.8%, to $0.5 million in the thirty-nine week period ended September 24, 2005, from $2.4 million in the thirty-nine week period ended September 25, 2004.  This was primarily due to a decrease of approximately $30.5 million in the average outstanding debt balance of our credit facility.

Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock.   Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering were used to redeem all of the preferred stock.

Income Tax (Benefit) Expense.   Income tax expense was $2.9 million in the thirty-nine week period ended September 24, 2005, which reflects an estimated effective annualized tax rate of approximately 31% including the benefit of FICA tip credits.  In the thirty-nine week period ended September 25, 2004 income tax benefit was $0.7 million.

Net Income (Loss).   Net income was $6.6 million in the thirty-nine week period ended September 24, 2005 compared to net loss of $6.9 million in the thirty-nine week period ended September 25, 2004, an increase of $13.5 million due primarily to the following:

•      Operating income increased $8.2 million in the thirty-nine week period ended September 24, 2005 compared to the thirty-nine week period ended September 25, 2004, primarily due to a decrease of $4.2 million in management fees and covenants not to compete expense and additional operating income due to an increase in revenues of $23.0 million, partially offset by an increase in general and administrative expenses of $1.9 million primarily due to additional expenses related to being a public company.

•      Restaurant pre-opening costs decreased $0.2 million due to the decreased number of restaurant openings or restaurants under construction in the thirty-nine week period ended September 24, 2005.

•      In connection with the initial public offering, we terminated certain management agreements and covenants not to compete agreements resulting in the elimination of management fees and covenants not to compete expense.  The expense related to these items was $4.2 million for the thirty-nine week period ended September 25, 2004.

•      Redemption of our preferred stock and repayment of the outstanding balance on our prior revolving credit facility with the proceeds from our initial public offering, and the substantial decrease in our average outstanding debt balance, eliminated accrued dividends and accretion on our mandatorily redeemable preferred stock, reduced interest expense and required a write-off of unamortized deferred loan costs. The aggregate of these items decreased from $9.4 million for the thirty-nine week period ended September 25, 2004 to $0.5 million for the thirty-nine week period ended September 24, 2005.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities.

On July 20, 2004, we completed our initial public offering.  In connection with the initial public offering we raised approximately $65.0 million, borrowed $18.1 million under a new revolving credit facility, repaid $51.5 million of indebtedness, paid $28.9 million to redeem senior exchangeable preferred stock and paid $2.8 million in connection with the termination of management fee and covenants not to compete agreements.

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Thirty-nine week period ended
	September 25,	September 24,
	2004	2005
	Restated
	(in thousands)
Net cash provided by operating activities	$11,790	$19,438
Net cash used in investing activities	(22,582)	(17,056)
Net cash provided by (used in) financing activities	10,912	(2,389)
Net increase (decrease) in cash and cash equivalents	$120	$(7)

Net cash provided by operating activities was $19.4 million in the thirty-nine week period ended September 24, 2005, compared to $11.8 million in the thirty-nine week period ended September 25, 2004. The increase in net cash provided by operating activities was primarily due to an increase in net income of $13.5 million.

Net cash used in investing activities was $17.1 million in the thirty-nine week period ended September 24, 2005, compared to $22.6 million in the thirty-nine week period ended September 25, 2004. We use cash for tenant improvements and equipment to open new restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and the expansion of existing restaurant capacity during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash used by financing activities was $2.4 million in the thirty-nine week period ended September 24, 2005.  The net cash used by financing activities was primarily a result of payments made on our revolving credit facility of $11.0 million, partially offset by borrowings made on our revolving credit facility of $7.0 million, and a decrease in book overdraft of $1.9 million.    Net cash provided by financing activities was $10.9 million in the thirty-nine week period ended September 25, 2004.  The net cash provided by financing activities was primarily due to proceeds from the issuance of common stock of $64.9 million and borrowings made on our revolving credit facility of $62.5 million, partially offset by payment made for redemption of senior preferred stock of $28.9 million and payments made on our revolving credit facility of $84.0 million.

As of September 24, 2005, the outstanding balance on our revolving credit facility was $8.0 million. The revolving credit facility agreement also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations.  As of September 24, 2005 the maximum exposure under these standby letters of credit was $1.5 million. At September 24, 2005 there were no amounts drawn upon these letters of credit.  At September 24, 2005 the Company had $40.5 million available under its revolving credit facility.

Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We were in compliance with these covenants as of September 24, 2005.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13 (“SFAS 13”), “Accounting for Leases,” as amended, or the estimated useful life of the asset. As discussed in SFAS 13, the lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment - 5 to 10 years; furniture and fixtures - 5 to 10 years and leasehold improvements - 7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets resulted from our acquisition in 2001 by Castle Harlan Partners III, L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed our most recent impairment test on balances as of December 25, 2004, and determined that there were no impairment losses related to goodwill and other indefinite lived assets.  In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets. In our most recent impairment evaluation for goodwill and other indefinite lived assets, no impairment charge would have resulted even if a permanent 5% reduction in revenues were to occur.

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

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. If the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by the asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The realization of a net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in determining whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of September 24, 2005.

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

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We may incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

Our growth strategy includes opening restaurants in markets where we have little or no operating experience and in which potential customers may not be familiar with our restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and our ability to generate market awareness and acceptance of the McCormick & Schmick’s brand. As a result, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer customers than our more established restaurants in existing markets. Sales at restaurants that we open in new markets may take longer to reach our average annual sales, if at all. As a result, the results of operations at our new restaurants may be inferior to those of our existing restaurants. We may not be able to profitably open restaurants in new markets.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We opened nine company-owned restaurants and began operating an additional restaurant under a management contract in 2004. We plan to open seven company-owned restaurants in 2005, five of which were open at September 24, 2005. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Our ability to raise capital in the future may be limited, which could adversely impact our growth.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events described in this section may require us to seek additional debt or equity financing. Financing may not be available on acceptable terms and our failure to raise capital when needed could negatively impact our growth and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

•   health concerns about seafood or other foods;

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

If we lose the services of any of our key management personnel, our business could suffer.

We depend on the services of our key management personnel, including Saed Mohseni, our chief executive officer, and Douglas L. Schmick, our president. If we lose the services of any members of our senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and growth. We do not carry key person life insurance on any of our executive officers.

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

Future acquisitions of existing restaurants, which may be accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

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

Health concerns relating to the consumption of seafood or other foods could affect consumer preferences and could negatively impact our results of operations.

We may lose customers based on health concerns about the consumption of seafood or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning the accumulation of mercury or other carcinogens in seafood, e-coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings about food products served by us or other health concerns or operating issues stemming from one of our restaurants. In addition, our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in guest traffic to our restaurants and could have a material adverse effect on our business.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations.

The restaurant industry is characterized by the introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and purchasing habits. Our continued success depends in part upon the popularity of seafood and the style of dining we offer. Shifts in consumer preferences away from this cuisine or dining style could materially and adversely affect our operating results. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and purchasing habits, and to other factors affecting the restaurant industry, including new market entrants and demographic changes. If we change our concept and menu to respond to changes in consumer tastes or dining patterns, we may lose customers who do not like the new concept or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. Our success also depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional operational managers and regional chefs, restaurant general managers and executive chefs, necessary to continue our operations and keep pace with our growth. Qualified individuals are in short supply and competition for these employees is intense. If we are unable to recruit and retain sufficient qualified individuals, our business and our growth could be adversely affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. If our labor costs increase, our results of operations will be negatively affected.

We may incur costs or liabilities and lose revenue, and our growth strategy may be adversely impacted, as a result of government regulation.

Our restaurants are subject to various federal, state and local government regulations, including those relating to employees, the preparation and sale of food and the sale of alcoholic beverages. These regulations affect our restaurant operations and our ability to open new restaurants.

Each of our restaurants must obtain licenses from regulatory authorities to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In California, where we operate 10 restaurants, the number of alcoholic beverage licenses available is limited and licenses are traded at market prices.

The failure to maintain our food and liquor licenses and other required licenses, permits and approvals could adversely affect our operating results. Difficulties or failure in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants.

We are subject to “dram shop” statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. A judgment substantially in excess of our insurance coverage could harm our operating results and financial condition.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results and financial condition.

The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

Our operations and profitability are susceptible to the effects of violence, war and economic trends.

Terrorist attacks and other acts of violence or war and U.S. military reactions to such attacks may negatively affect our operations and an investment in our shares of common stock. The terrorist attacks in New York and Washington, D.C. on September

11, 2001 led to a temporary interruption in deliveries from some of our suppliers and, we believe, contributed to the decline in average annual comparable restaurant sales in 2001 and 2002.

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

Fluctuations or decreases in the trading price of our common stock may adversely affect your ability to sell your shares. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management’s attention and resources that would otherwise be used to benefit the future performance of our operations.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. At September 24, 2005, we had $8.0 million of variable rate borrowings. Loans under our revolving credit facility mature on July 23, 2009.

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

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1

Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

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
Chief Executive Officer
(principal executive officer)

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer
(principal financial and accounting officer)

Date: October 25, 2005

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1

Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

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