Form 10-K
period 2005-12-31
McCormick & Schmicks Seafood Restaurants Inc.
filed 2006-03-14
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50845

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1193199
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

720 SW Washington Street, Suite 550 Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 226-3440

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on December 30, 2005 on The Nasdaq Stock Market National Market) was $199.5 million. There were 14,179,606 shares of common stock outstanding as of February 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

i

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding the expected number of future restaurant openings and expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in Item 1A, “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Overview

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. For more than 34 years, we have successfully grown our business to 59 restaurants in 24 states at December 31, 2005 by focusing on serving a broad selection of fresh seafood.

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

We believe we are the only high quality seafood restaurant that operates on a national scale. We believe we have successfully differentiated ourselves from our competitors by focusing on the following core strengths of our business model.

Fresh Seafood

Our primary business focus for more than 34 years has been to consistently offer a broad selection of fresh seafood, which we believe commands strong loyalty from our customers. Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of nationally available species such as Atlantic lobster, Dungeness crab and Alaskan halibut, as well as seasonal products such as wild King salmon, Columbia River sturgeon, Sashimi grade tuna, exotic Hawaiian catch and an extensive variety of cold water oysters. The executive chef and general manager at the majority of our restaurants tailor the menu, at least once daily, based on the availability of different species of fresh seafood, price and customer preferences.

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

As a result of our focus on our bar operations as an integral part of our business, our bars drive sales to our restaurants. We run our bar operations as a profit center rather than a mere holding area for diners. In 2005, alcohol sales, predominantly from our bar, accounted for approximately 30% of our revenues and contributed higher gross margins than food sales, allowing us the flexibility to offer lower prices on some of our menu items, which helps us maintain our broad appeal.

Broad Appeal of Our Concept

We believe we appeal to a broad range of customers by providing an attractive price-value proposition, with prices that are generally more affordable than those of our upscale competitors. Additionally, we believe we offer service that is superior to that of most casual dining operators. The price of a typical meal, including beverages, ranges from $16 to $28 for lunch and $37 to $62 for dinner, with an average of approximately $21 and $47, respectively. Over the past few years, we have enhanced our menu to offer our customers a more affordable dining option by including a selection of lower priced items on our menu. For example, we offer a variety of lunch specials starting at $5.95. We believe even the price sensitive diner values our superior service, and we have received recognition from our customers and industry awards for our service quality.

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

Our broad appeal is supported by our catering and banquet services which we offer both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2005, banquets accounted for approximately 10% of our revenues.

Entrepreneurial Culture with Corporate Control

A key component of our success for over 34 years and under successive owners has been our commitment to promoting and sustaining an entrepreneurial culture throughout our restaurants while maintaining strong corporate oversight and financial controls. Within this strong corporate infrastructure, each restaurant has profit and loss responsibility and a high degree of operating autonomy. The executive chef and general manager at each restaurant have the flexibility, within clearly defined corporate guidelines, to structure menus to cater to customer preferences in that restaurant’s market and respond to changes in product availability and market conditions. We offer quarterly and annual cash performance incentives to exempt employees at the restaurant level based on the unit’s revenues, profitability and costs, compliance with corporate administrative and payroll guidelines, and the success of other initiatives, such as local community involvement.

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

Portability of Our Brand

We have expanded the McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed successfully with both national and regional restaurant chains and independent local operators, due in part to the flexibility of our real estate model and our nationwide infrastructure. At December 31, 2005, we operated 59 restaurants in 24 states across the United States and plan to open as many as 30 additional restaurants over the next three years.

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

We compete on a unit-by-unit basis with independent local restaurant operators while leveraging the operating strengths of our national infrastructure. We have successfully executed our concept at the local level while maintaining quality and consistency on a national basis in a manner that is not formulaic and that enables us to celebrate the uniqueness of each of our markets. We believe the breadth and scale of our restaurant operations and our over 34 years of experience in the business give us a competitive advantage in terms of the quality, sourcing and freshness of our menu offerings, and flexibility of price points, making our model difficult to replicate. This competitive advantage contributes to our brand’s reputation for quality and service in the affordable upscale dining sector, which we believe commands strong loyalty from our customers.

Our Growth Strategy

We believe our flexible business model, combined with our fresh menu offerings, professional customer service and inviting restaurant environment, provide us with significant opportunities to further grow our business. Key elements of our growth strategy include the following:

Expansion in Existing Markets

We remain focused on the disciplined growth of our McCormick & Schmick’s brand in our existing markets. We believe we have established the necessary market analysis and site selection procedures for identifying new unit opportunities in these markets. In particular, we will continue to evaluate opportunities in affluent suburban areas near existing units in downtown areas to better diversify our presence in existing markets. This strategy enables us to achieve a higher degree of market penetration and brand awareness, resulting in increased repeat business from our broad and diverse customer base. Additionally, we will further leverage the economies of scale of our operations to enhance our competitive advantage against independent local competitors, principally in the areas of advertising, purchasing and distribution infrastructure. We intend to open six restaurants in existing markets in 2006.

Entry into New Markets

In selecting new market opportunities, we continue to focus on downtown and affluent suburban areas that have large middle to upper-middle income populations, have high customer traffic from thriving businesses or retail markets, and that are convenient for and appealing to business and leisure travelers. We will continue to promote the McCormick & Schmick’s brand image and our broad appeal by opening new restaurants in prime real estate locations and by customizing each new restaurant to the local market. We intend to open two additional restaurants in new markets in 2006.

Capture of Ancillary Business Opportunities

We will continue to pursue secondary opportunities that are complementary to our primary concept and further our growth objectives. We operate six restaurants under the name M&S Grill and one under the name Jake’s Grill, each of which offers an alternative menu to that of our seafood restaurants. These restaurants are located near our existing seafood restaurants to take advantage of management and operating efficiencies. We will also continue to consider catering opportunities and management agreements with hotels. We believe entering into management agreements with hotels gives our brand additional exposure to business and leisure travelers, requires minimal initial investment and is therefore low-risk, and is profitable. We operate two restaurants under management agreements with hotels.

Unit Level Economics

Our average investment per restaurant opened since 1997 has been approximately $2.7 million, including leasehold improvements, furniture, fixtures and equipment, and net of landlord incentive allowances. As a result of the reduction in the size of our restaurant prototype, to facilitate our entry into a greater variety of markets and provide us with increased flexibility with site selection, we anticipate that our average investment per restaurant will be approximately $2.4 million going forward, consistent with the average investment incurred for the restaurants we opened in 2005. We believe our focus on a traditional décor has allowed us to benefit from lower restaurant-level maintenance or upgrade costs than those incurred by some of our competitors.

The average unit volume for restaurants opened from 1997 through 2002 was approximately $5.4 million by the third year of operations. These restaurants were, on average, approximately 10,300 square feet each. Since the beginning of 2002, we have opened 22 new company-owned restaurants, which averaged approximately 7,900 square feet each. Our growth model assumes average unit volumes for our 8,000 square feet restaurants of $4.4 million in the third year of operations.

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

We encourage each of our restaurants to purchase seafood from a network of preferred vendors we have identified as consistently supplying seafood that meets our high standards. The identification and selection of seafood suppliers is reviewed regularly based on product quality, sanitation, fishing practices, pricing and customer service. We prefer suppliers who use day-boats rather than those who are at sea for multiple days because their product is typically fresher. Our national and regional presence allows us to achieve better quality and pricing terms for key products, such as fresh fin fish and shellfish, than most of our competitors. Other food products, such as prime beef and dry goods, are sourced primarily from SYSCO Corporation, a national food distributor, while liquor, beer and wine are purchased from local distributors. SYSCO accounted for approximately 12% of our food purchases in 2005. No other vendor accounted for more than 10% of our purchases in 2005.

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

Our Full Service Bar

We believe the success of our first restaurant, Jake’s Famous Crawfish, was largely driven by its bar operation. This enhanced the restaurant’s dining room business by building clientele and serving as a social forum. Our bar operation remains a cornerstone of our restaurant concept and central to our broad appeal. We seek to attract patrons to our bar as a final destination, where they can enjoy a broad selection of liquors, wines and beers in a traditional yet lively environment. Our focus on traditional mixing methods reinforces our appeal and underlines our focus on product quality and professional service. Our cocktail drinks are hand-poured and shaken and all our juices are freshly squeezed. We also offer value-priced items from our full restaurant menu at our bars, which tends to attract younger customers whom we aim to develop into regular restaurant customers.

We operate our bars to drive sales to our restaurants. Each bar is a profit center, rather than a mere holding area for diners. In 2005, alcohol sales accounted for approximately 30% of our revenues in our restaurants and contributed higher gross margins than food sales, allowing us the flexibility to offer lower prices on some of our menu items, which helps us maintain our broad appeal.

Layout and Use of Space

Our restaurant model offers us the flexibility to open restaurants in prime downtown or suburban areas. We have a proven track record of opening restaurants in sizes typically ranging from 6,000 to 14,000 square feet and in a range of real estate formats, including both freestanding and in-line locations. The typical size for our current restaurant prototype is 8,000 square feet. We believe the flexibility of our real estate model is a competitive advantage, allowing us to cost-effectively and opportunistically open restaurants in attractive markets without being constrained by a standard prototype or other limiting real estate factors.

Restaurant Locations, Lease Arrangements and Management Fee Arrangements

At December 31, 2005, we operated 59 restaurants in 24 states. We lease all of our restaurant sites, except for the two we operate under management agreements. Terms vary by restaurant, but we generally lease space for 10 to 20 years and negotiate one to three five-year renewal options.

Restaurant Name	City	Year Opened
Alabama
McCormick & Schmick’s Seafood Restaurant	Birmingham	2004

Arizona
McCormick & Schmick’s Seafood Restaurant	Phoenix	1999

California
McCormick & Schmick’s Seafood Restaurant	Irvine	1989
McCormick & Kuleto’s Seafood Restaurant	San Francisco	1991
McCormick & Schmick’s Seafood Restaurant	Los Angeles	1992
McCormick & Schmick’s Seafood Restaurant	Pasadena	1993
McCormick & Schmick’s a Pacific Seafood Grill	Beverly Hills	1994
McCormick & Schmick’s Seafood Restaurant	El Segundo	1998
Spenger’s Fresh Fish Grotto	Berkeley	1999
The Seafood Brasserie*	Santa Rosa	2002
McCormick & Schmick’s Seafood Restaurant	San Jose	2004
McCormick & Schmick’s Seafood Restaurant*	San Diego	2004

Colorado
McCormick’s Fish House & Bar	Denver	1987
McCormick & Schmick’s Seafood Restaurant	Denver	2004

District of Columbia
McCormick & Schmick’s Seafood Restaurant	Washington	1996
M&S Grill	Washington	1998
McCormick & Schmick’s Seafood Restaurant	Washington	2004

Florida
McCormick & Schmick’s Seafood Restaurant	Orlando	2002

Georgia
McCormick & Schmick’s Seafood Restaurant	Atlanta	2000
McCormick & Schmick’s Seafood Restaurant	Atlanta	2002

Illinois
McCormick & Schmick’s Seafood Restaurant	Chicago	1998

Indiana
McCormick & Schmick’s Seafood Restaurant	Indianapolis	2005

Maryland
McCormick & Schmick’s Seafood Restaurant	Baltimore	1998
McCormick & Schmick’s Seafood Restaurant	Bethesda	1999
M&S Grill	Baltimore	2003

Massachusetts
McCormick & Schmick’s Seafood Restaurant	Boston	2000
McCormick & Schmick’s Seafood Restaurant	Boston	2001

Michigan
McCormick & Schmick’s Seafood Restaurant	Troy	2001

Minnesota
McCormick & Schmick’s Seafood Restaurant	Minneapolis	2000

Restaurant Name	City	Year Open
Missouri
McCormick & Schmick’s Seafood Restaurant	Kansas City	2000
M&S Grill	Kansas City	2005

Nevada
McCormick & Schmick’s Seafood Restaurant	Las Vegas	1998

New Jersey
McCormick & Schmick’s Seafood Restaurant	Hackensack	2002
McCormick & Schmick’s Seafood Restaurant	Bridgewater	2003

New York
McCormick & Schmick’s Seafood Restaurant	New York	2004

North Carolina
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005

Oregon
Jake’s Famous Crawfish	Portland	1972
McCormick & Schmick’s Seafood Restaurant	Portland	1979
McCormick’s Fish House & Bar	Beaverton	1981
McCormick & Schmick’s Harborside at the Marina	Portland	1985
Jake’s Grill / Jake’s Catering	Portland	1994
The Heathman Restaurant	Portland	2000
M&S Grill	Tigard	2005

Pennsylvania
McCormick & Schmick’s Seafood Restaurant	Philadelphia	2001
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2005

Rhode Island
McCormick & Schmick’s Seafood Restaurant	Providence	2004

Texas
McCormick & Schmick’s Seafood Restaurant	Houston	1999
McCormick & Schmick’s Seafood Restaurant	Dallas	2003
McCormick & Schmick’s Seafood Restaurant	Austin	2004

Virginia
McCormick & Schmick’s Seafood Restaurant	Reston	1997
McCormick & Schmick’s Seafood Restaurant	McLean	2000
M&S Grill	Reston	2004
McCormick & Schmick’s Seafood Restaurant	Arlington	2004

Washington
McCormick’s Fish House & Bar	Seattle	1977
McCormick & Schmick’s Seafood Restaurant	Seattle	1984
McCormick & Schmick’s Catering at the Museum of Flight in Seattle	Seattle	1994
McCormick & Schmick’s Harborside on Lake Union	Seattle	1996
McCormick & Schmick’s Seafood Restaurant	Bellevue	2005

*	We operate these restaurants under management agreements.

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

Of our 59 restaurants, including the two we operate under management agreements, 20 were opened within the last three years and 27 were opened within the last five years. Although our expansion has increased in the last five years, we believe it has been steady, controlled and prudent. We opened seven restaurants in 2005 and our plan for 2006 includes the opening of eight restaurants. We anticipate opening ten, twelve and fourteen restaurants in 2007, 2008 and 2009, respectively. The typical lead-time from the selection of a location to the opening of a restaurant at that location is approximately twelve to fifteen months.

Marketing and Advertising

The goals of our marketing efforts are to:

•	increase comparable restaurant sales by attracting new guests;

•	increase the frequency of visits by our current guests;

•	support new restaurant openings to achieve sales and profit goals; and

•	communicate and promote the uniqueness, appeal, quality and consistency of our brand.

In 2005, our marketing expenditures, 93% of which were allocated at the local level, constituted approximately 2.5% of revenues.

Local Marketing

Approximately 60 days before a scheduled restaurant opening, our local public relations firms collaborate with the local media to publicize our restaurant opening and to generate awareness of our brand. For example, we typically host several social events in the local community to generate publicity before the official opening of a restaurant. Post-opening, we maintain a strong relationship with our public relations firms and remain focused on our commitment to promoting our brand in the local market through various programs, such as cooking demonstrations by our chefs or discussions on seafood and related offerings on local news broadcasts. We also advertise with local daily and weekly publications, key monthly magazines and local business journals in most urban markets.

We expect each of our restaurants to actively promote our special holiday programs and sponsor community events, such as donations, charitable and non-profit organizations and visual and performing cultural arts activities. We believe that, in addition to benefiting our local communities, these activities generate positive media attention and publicity for our brand and enhance our local public image.

National Marketing

In 2005, we incurred approximately 16% of our advertising expenditures at the national level. Our national campaign focuses on national periodicals such as United Airlines’, Delta Airlines’, Northwest Airlines’ and Alaska Airlines’ in-flight magazines and WHERE Magazine. Additionally, we advertise across the national network of The Business Journal publication.

To reinforce our broad differentiation, we highlight the breadth and freshness of our seafood, in both local and national advertising. We periodically offer promotional certificates and maintain contact with organizations in the travel and convention industries, such as hotels, travel agents, convention centers and local shops, to further enhance both brand and restaurant location awareness and to target specific guest groups.

Operations

Restaurant Management

Our restaurant operations are organized into three divisions (West Coast, Southeast and Northeast), each with a vice president of operations overseeing all aspects of restaurant operations within the designated division, including financial performance, new restaurant openings, capital expenditure requests, management development and marketing.

Thirteen multi-unit managers, of whom five are regional managers and eight are regional chefs, are each responsible for five to eleven restaurants and report to a vice president of operations. Both regional managers and regional chefs are responsible for overall restaurant operations, but have an increased focus on their respective areas of expertise. For example, regional chefs focus more heavily on negotiating food costs, ensuring high food quality, developing and nurturing executive and sous chefs and being responsive to overall kitchen staff needs. Regional managers focus primarily on revenues, profitability, front-of-house management and marketing issues.

Our typical restaurant management team consists of a general manager and an executive chef, two to four assistant managers, two to four sous chefs and, in some cases, a meeting planner/banquet coordinator. The remaining restaurant-level employees are non-salaried personnel varying in number based on restaurant size. Our typical restaurant employs 80 to 90 full-time and part-time employees. The general manager is responsible for all management functions, including purchasing (other than food), hiring and firing and oversight of restaurant-level bookkeeping and cash controls. The executive chef is responsible for managing all kitchen functions, including training, menu design and food purchasing, quality and presentation.

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

Restaurant Operations

Our restaurants are generally open 365 days each year, serve lunch and dinner and are generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. In 2005, dinner comprised approximately 76% of our revenues, while lunch comprised approximately 24% of revenues, and our restaurants served an average of 1,100 guests per week during lunch and 1,600 guests per week during dinner. To accommodate guests who have limited time available during lunch, we offer a 45-minute lunch guarantee.

Additionally, we offer catering and banquet services both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2005, banquets accounted for approximately 10% of our revenues.

Employees

As of December 31, 2005 we employed 5,401 persons, of whom 530 were salaried and 4,871 were hourly personnel. None of our employees are represented by unions and we consider our relationship with our employees to be good. Our employees are summarized by major functional area in the table below.

Functional Area	Number of Employees
VPs/regional managers/regional chefs	16
General managers	61
Assistant managers	190
Executive chefs	60
Sous chefs	157
Non-salaried restaurant staff	4,834
Corporate salaried	46
Corporate non-salaried	37

Total	5,401

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

Industry and Competition

Industry

We operate in a highly competitive industry that is affected by changes in consumer eating habits and dietary preferences, population trends and traffic patterns, and local and national economic conditions. Key competitive factors in the industry include the taste, quality and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience. We believe we compete favorably with respect to each of these factors and have successfully overcome the following barriers faced by seafood restaurants:

•	developing and maintaining consistent, reliable sources of high quality, fresh seafood;

•	it is often not possible to hedge against increases in seafood costs;

•	the preparing and handling of seafood is more complicated than for other types of cuisine; and

•	consumer tastes in seafood products vary from region to region.

Competition

While we compete with a range of restaurant operators for consumers’ dining preferences and with both restaurants and retailers for site locations and personnel requirements, we consider our principal competitors to include the following:

•	independent, local seafood houses;

•	regional seafood restaurant concepts, such as Cameron Mitchell’s, King’s Seafood, Landry’s Seafood, Legal Sea Foods, Oceanaire and Roy’s; and

•	upscale “steak and chop” houses such as Capital Grille, Morton’s, Ruth’s Chris, Smith & Wollensky and The Palm, among others.

Available Information

We make available free of charge on or through our website at www.mccormickandschmicks.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission. These materials are also available on the Security and Exchange Commission’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

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

Our growth strategy includes opening restaurants in markets where we have little or no operating experience and in which potential customers may not be familiar with our restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and our ability to generate market awareness and acceptance of the McCormick & Schmick’s brand. As a result, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer customers than our more established restaurants in existing markets. Sales at restaurants we open in new markets may take longer to reach our average annual sales, if at all. As a result, the results of operations at our new restaurants may be inferior to those of our existing restaurants. We may not be able to profitably open restaurants in new markets.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We opened nine company-owned restaurants and began operating an additional restaurant under a management contract in 2004. We opened seven company-owned restaurants in 2005 and we plan to open eight in 2006. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

If we lose the services of any of our key management personnel our business could suffer.

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

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area and 10 in California; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. For example, ice storms in northwestern Oregon in January 2004 affected sales at six, or 13%, of our then existing restaurants.

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

We may seek to selectively acquire existing restaurants and integrate them into our business operations. Achieving the expected benefits of any restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration include:

•	challenges and costs associated with the acquisition and integration of restaurant operations located in markets where we have limited or no experience;

•	possible disruption to our business as a result of the diversion of management’s attention from its normal operational responsibilities and duties; and

•	consolidation of the corporate, information technology, accounting and administrative infrastructure and resources of the acquired restaurants into our business.

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

The restaurant industry is intensely competitive with respect to price, service, location, food quality, ambiance and the overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators to well capitalized national restaurant companies. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located. Some of our competitors may have substantially greater financial, marketing and other resources than we do. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be adversely affected. We also compete with other restaurants for experienced management personnel and hourly employees, and with other restaurants and retail establishments for quality restaurant sites.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4A. EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

Douglas L. Schmick (age 58) co-founded McCormick & Schmick’s in 1972 and has been our president since March 1997 and Chairman of the Board of Directors since 2004. From 1997 through 1999, he was also chief executive officer and served as secretary, treasurer, and chief executive officer from 1974 through 1997. Mr. Schmick has served on the board of directors since August 22, 2001. Mr. Schmick received his Bachelor of Science degree from the University of Idaho.

Saed Mohseni (age 43) has been our chief executive officer since January 2000 and became a director in June 2004. Mr. Mohseni joined McCormick & Schmick’s in 1986 as a general manager. He has also held the positions of senior manager (1988-1993), vice president of operations-California (1993-1997), and senior vice president of operations (1997-1999).

Emanuel (Manny) N. Hilario (age 38) joined McCormick & Schmick’s in April 2004 as chief financial officer. For the four years before joining us, Mr. Hilario was with Angelo and Maxie’s, Inc. (formerly Chart House Enterprises, Inc.) most recently as vice president of finance and chief financial officer. From December 1997 until April 2000, Mr. Hilario was with ACCO North America, a wholly owned subsidiary of Fortune Brands, where he held various positions. Previously, he spent nine years with McDonald’s Corporation. Mr. Hilario received his Bachelor of Science and Commerce degree in accounting from Santa Clara University and is a certified public accountant.

Jerry R. Kelso (age 52) has been the chief internal audit and compliance officer of the Company since April 2004. Mr. Kelso joined us in 1984 as our controller and was vice president of finance and chief financial officer from 1988 to April 2004. He previously worked for nearly seven years with two regional and local certified public accounting firms. Mr. Kelso received his Bachelor of Arts degree from Central Washington State College and became a certified public accountant in 1983.

Jeffrey H. Skeele (age 51) has been a vice president of operations of McCormick & Schmick’s since 1998. He also has held the positions of senior manager (1991-1996) and general manager (1986-1988). From 1988 to 1991, Mr. Skeele was a vice president at West Group Partners. Mr. Skeele graduated from the University of Oregon.

David E. Jenkins (age 59) has been a vice president of operations since joining McCormick & Schmick’s in 1997. Before that, Mr. Jenkins was a regional manager of Island Restaurants (1992-1996), the owner and operator of Santa Fe East (1988-1991), a general manager of Landi Brothers (1982-1987), and the general manager of Hamburger Hamlet (1978-1981). Mr. Jenkins received his Bachelor of Arts degree from the University of Tampa.

Michael B. Liedberg (age 43) joined McCormick & Schmick’s in January 2004 as a vice president of operations. Mr. Liedberg has over 20 years of management experience in the restaurant industry including service as the president and chief executive officer of Desert Moon Restaurants from December 2001 to January 2004. Before 2001, Mr. Liedberg held various positions for thirteen years with Avado Brands, Inc. in various executive capacities. Mr. Liedberg’s education includes a certificate from the Management Program at Georgia Institute of Technology and a Human Resources Certificate from the University of Georgia.

Raymond E. Bean, Jr. (age 48) has held the position of controller since joining McCormick & Schmick’s in 1991. Mr. Bean also became our chief accounting officer in 1997. Before joining us, Mr. Bean worked in the audit department of a regional certified public accounting firm for eleven years. Mr. Bean received his Bachelor of Science degree from Central Washington University and is a certified public accountant.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on The Nasdaq Stock Market National Market under the symbol “MSSR”. The table below sets forth the high and low closing price for our common stock in the first, second, third and fourth quarters of fiscal 2005 and the third and fourth quarter of fiscal 2004, as reported by The Nasdaq Stock Market. Our initial public offering occurred in July 2004. There was no established public trading market for our common stock prior to that date.

	Sales Price
	High	Low
4th Quarter 2005	$25.86	$19.21
3rd Quarter 2005	19.80	15.02
2nd Quarter 2005	16.75	14.82
1st Quarter 2005	17.58	13.85
4th Quarter 2004	17.00	10.75
3rd Quarter 2004	13.20	9.80

Holders of Record

As of February 17, 2006 there were approximately 54 holders of record of our common stock.

Dividend Policy

We expect to retain all of our earnings to finance the expansion and development of our business and, except as described below, we have not paid and have no plans to pay cash dividends to our stockholders for the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. Our revolving credit agreement restricts our ability to pay dividends. See Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	832,846	$12.00	650,298

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data below are derived from the following sources:

•	The unaudited financial statements of the Company, while operated as a division of Avado Brands, Inc. (which we refer to as our “Predecessor”), for the period from December 31, 2000 to August 22, 2001. The unaudited Predecessor financial statements, represent the financial position and results of operations of the McCormick & Schmick division, which have been “carved-out” from the consolidated financial statements of Avado Brands.

•	Our unaudited consolidated financial statements for the period from August 23, 2001 to December 29, 2001 and our consolidated financial statements for the fiscal years 2002, 2003, 2004 and 2005, which have been audited by an independent registered public accounting firm.

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

	Year Ended
	2001		2002	2003	2004	2005
	Predecessor	Successor
	December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$113,875	$59,760	$180,104	$196,717	$238,757	$278,813

Restaurant operating costs
Food and beverage	34,150	17,408	53,168	57,959	70,873	81,630
Labor	36,263	18,213	56,147	61,644	75,081	86,823
Operating	16,387	8,887	26,406	29,244	35,204	41,857
Occupancy	9,727	5,114	15,349	16,890	21,401	24,790

Total restaurant operating costs	96,527	49,622	151,070	165,737	202,559	235,100

General and administrative expenses	4,732	2,555	7,576	9,769	12,062	15,105
Restaurant pre-opening costs	671	319	1,006	1,219	2,393	2,496
Depreciation and amortization	3,810	2,761	8,808	9,853	10,723	9,608
Management fees and covenants not to compete	—	778	2,550	2,550	4,241	—
Impairment of assets	—	—	—	1,513	—	—

Total costs and expenses	105,740	56,035	171,010	190,641	231,978	262,309

Operating income	8,135	3,725	9,094	6,076	6,779	16,504
Interest expense	5,711	1,626	3,720	3,069	2,680	550
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	—	—	1,901	5,759	—
Write off of deferred loan costs on early extinguishment of debt	—	—	—	2,313	1,288	—

Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	2,424	2,099	5,374	(1,207)	(2,948)	15,954
Income tax expense (benefit)	946	647	2,570	1,323	(3,651)	4,946
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	1,111	3,347	1,832	—	—

Net income (loss)	$1,478	$341	$(543)	$(4,362)	$703	$11,008

Net income (loss) per share(1)
Basic	$0.19	$0.04	$(0.07)	$(0.56)	$0.07	$0.80
Diluted	$0.19	$0.04	$(0.07)	$(0.56)	$0.07	$0.78
Shares used in computing net income (loss) per share(1)
Basic	7,782	7,782	7,782	7,782	10,387	13,798
Diluted	7,782	7,782	7,782	7,782	10,416	14,047

	Year End
	2001		2002	2003	2004	2005
	Predecessor	Successor
	December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$385	$2,028	$2,945	$2,453	$451	$4,705
Total assets	126,317	158,581	157,953	161,792	179,060	204,160
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	—	54,000	46,983	40,056	13,140	706

Mandatorily redeemable preferred stock	—	16,057	19,404	23,137	—	—
Total members’/stockholders’ equity	95,428	63,151	61,860	57,767	124,070	143,453

	Year Ended
	2001		2002	2003	2004	2005
	Predecessor	Successor
	December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	(in thousands)
Other Data:
Restaurants open at end of period (including managed restaurants)	34	35	39	42	52	59
Net cash provided by operating activities	$5,838	$4,745	$14,582	$20,652	$21,452	$30,158
Net cash used in investing activities	(8,529)	(134,473)	(8,779)	(14,956)	(27,284)	(21,416)
Net cash provided by (used in) financing activities	2,852	131,756	(4,886)	(6,188)	3,830	(4,488)
EBITDA(2)	11,945	6,486	17,902	15,929	17,502	26,112

(1)	For periods prior to initial our public offering, we have given retroactive effect to the completion of our corporate reorganization in calculating common shares outstanding. See Part II—Item 8, Note 3, “Summary of Significant Accounting Policies”.
(2)	EBITDA represents earnings before interest, taxes, depreciation and amortization, write off of deferred loan costs on early extinguishment of debt and accrued dividends and accretion on mandatorily redeemable preferred stock. We are presenting EBITDA because it provides an additional measure to view our operations which, when considered with both our GAAP results and the reconciliation to net income (loss), we believe provides a more complete understanding of our business than could be obtained absent this disclosure. EBITDA is not a measurement determined in accordance with GAAP and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing or financing activities or other financial statement data presented as indicators of financial performance or liquidity. EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of EBITDA to net income (loss) is provided below.

	Year Ended
	2001		2002	2003	2004	2005
	Predecessor	Successor
	December 31, 2000 - August 22, 2001	August 23, 2001 - December 29, 2001
	(in thousands)
Net income (loss)	$1,478	$341	$(543)	$(4,362)	$703	$11,008
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	1,111	3,347	3,733	5,759	—
Income tax expense (benefit)	946	647	2,570	1,323	(3,651)	4,946
Interest expense	5,711	1,626	3,720	3,069	2,680	550
Depreciation and amortization	3,810	2,761	8,808	9,853	10,723	9,608
Write off of deferred loan costs on early extinguishment of debt	—	—	—	2,313	1,288	—

EBITDA	$11,945	$6,486	$17,902	$15,929	$17,502	$26,112

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. We grew our family of restaurants slowly through the next two decades and in 1994, when we owned 14 restaurants, a majority interest in our company was purchased by Castle Harlan Partners II, L.P., a private investment firm. Avado Brands purchased us in 1997. We operated as a division of Avado Brands and added 18 new restaurants in just under four and a half years. In August 2001, Avado Brands sold our company to Castle Harlan Partners III, L.P. (“Castle Harlan”) and Bruckmann, Rosser, Sherrill & Co., II, L.P. (“BRS”), private equity investment firms that actively invest in restaurant companies. We have expanded our restaurant base to 59 restaurants, at December 31, 2005, including two restaurants operated pursuant to management contracts.

We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2005, banquets accounted for approximately 10% of our revenues. In 2005, food and non-alcoholic beverage sales accounted for approximately 70% of revenues and the remaining 30% of revenues was from the sale of alcoholic beverages.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, and restaurant operating expenses, with a focus on labor as a percentage of revenues and total occupancy costs. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues, which we monitor to be within our budgeted levels. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

The most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu at least once daily in each of the majority of our restaurants, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater leverage of our vice presidents of operations and regional managers will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review strategies to effectively control increases but we are subject to the overall trend of increases in healthcare costs.

General and administrative expenses are controlled in absolute amounts and monitored as a percentage of revenues. As we have continued our growth and became a public company, we have incurred substantial training costs and made significant investments in infrastructure, including our information systems. As we continue to grow and are able to leverage investments made in our people and systems, we expect these expenses to decrease as a percentage of revenues over time.

Identification of appropriate new restaurant sites is essential to our growth strategy. We evaluate and invest in new restaurants based on site-specific projected returns on investment. We believe our store model and flexible real estate strategy provide us with continued opportunities to find attractive real estate locations on favorable terms.

Strategic Focus and Operating Outlook

Our primary business focus for over 34 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our customers. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators. We opened three, nine and seven company-owned restaurants in 2003, 2004 and 2005, respectively, and entered into a management contract for one restaurant in 2004, growing from 39 to 59 restaurants during this three year period.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2006 plan includes the opening of eight new restaurants. In addition to new unit growth, we are committed to improving comparable restaurant sales over the levels achieved in 2005 by driving increased guest counts as well as restaurant level operating margins.

Results of Operations

Our operating results for the fiscal years 2003, 2004 and 2005 are expressed as a percentage of revenues below:

	Year Ended
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%

Food and beverage	29.5%	29.7%	29.3%
Labor	31.3%	31.4%	31.1%
Operating	14.9%	14.7%	15.0%
Occupancy	8.6%	9.0%	8.9%

Total restaurant operating costs	84.3%	84.8%	84.3%
General and administrative expenses	5.0%	5.1%	5.4%
Restaurant pre-opening costs	0.6%	1.0%	0.9%
Depreciation and amortization	4.9%	4.5%	3.5%
Management fees and covenants not to compete	1.3%	1.8%	—
Impairment of assets	0.8%	—	—

Total costs and expenses	96.9%	97.2%	94.1%

Operating income	3.1%	2.8%	5.9%
Interest expense	1.6%	1.1%	0.2%
Accrued dividends and accretion on mandatorily redeemable preferred stock	1.0%	2.4%	—
Write off of deferred loan costs on early extinguishment of debt	1.2%	0.5%	—

Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	(0.7)%	(1.2)%	5.7%
Income tax expense (benefit)	0.6%	(1.5)%	1.8%
Accrued dividends and accretion on mandatorily redeemable preferred stock	0.9%	—	—

Net income (loss)	(2.2)%	0.3%	3.9%

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

Depreciation and amortization consists of depreciation of equipment and amortization of leasehold improvements and capitalized loan costs.

Financial Performance Overview

The following are highlights of our financial performance for 2005 compared to 2004:

•	Revenues increased 16.8% to $278.8 million

•	Comparable restaurant sales increased 3.0%

•	Net income was $11.0 million compared to $0.7 million, which included a $3.7 million tax benefit in 2004

•	Diluted earnings per share was $0.78 compared to $0.07, which included a $0.35 per share tax benefit in 2004

2005 (53 weeks) Compared to 2004 (52 weeks)

Our financial results in 2005 included 53 weeks of operation, compared to 52 weeks in 2004, and also included operations on New Year’s Eve Day in 2004 and 2005. Our restaurants typically have large sales volumes on New Year’s Eve Day.

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended		Change
	December 25, 2004	December 31, 2005
			$	%
	(in thousands)
Revenues	$238,757	$278,813	$40,056	16.8%

Restaurant operating costs
Food and beverage	$70,873	$81,630	$10,757	15.2%
Labor	75,081	86,823	11,742	15.6%
Operating	35,204	41,857	6,653	18.9%
Occupancy	21,401	24,790	3,389	15.8%

Total restaurant operating costs	$202,559	$235,100	$32,541	16.1%

Revenues. Revenues increased by $40.1 million, or 16.8%, to $278.8 million in 2005 from $238.8 million in 2004. This increase was attributable to revenues of $5.9 million in the 53rd week in 2005, $19.4 million generated by seven company-owned restaurants opened in 2005, an $8.8 million increase in revenues in 2005 from restaurants opened in 2004, and a $6.0 million increase from restaurants opened prior to 2004. Comparable restaurant sales, based on a 52 week to 52 week comparison were positive 3.0% in 2005, primarily as the result of improved guest counts coupled with higher menu pricing.

Food and Beverage Costs. Food and beverage costs increased by $10.8 million, or 15.2%, to $81.6 million in 2005 from $70.9 million in 2004. This increase was primarily due to the additional revenues in 2005. Food and beverage costs as a percentage of revenues decreased to 29.3% in 2005 compared to 29.7% in 2004 primarily related to menu price increases and improved food and beverage cost at the newer restaurants.

Labor Costs. Labor costs increased by $11.7 million, or 15.6%, to $86.8 million in 2005 from $75.1 million in 2004. This increase was primarily due to the additional revenues in 2005. Labor costs as a percentage of revenues decreased to 31.1% in 2005 from 31.4% in 2004. Labor costs as a percentage of revenues decreased due to leverage resulting from the higher average sales volumes for 2005.

Operating Costs. Operating costs increased by $6.7 million, or 18.9%, to $41.9 million in 2005 from $35.2 million in 2004 primarily due to the additional revenues in 2005. Operating costs as a percentage of revenues increased from 14.7% in 2004 to 15.0% in 2005 primarily due to higher utility rates and higher marketing expenses.

Occupancy Costs. Occupancy costs increased by $3.4 million, or 15.8%, to $24.8 million in 2005 from $21.4 million in 2004 primarily due to the additional revenues in 2005. Occupancy costs as a percentage of revenues decreased to 8.9% in 2005 from 9.0% in 2004 primarily due to leveraging results from the higher average sales volumes for 2005. Non-cash rents were $2.2 million, or 0.9% of revenues and $1.9 million, or 0.8% of revenues for 2005 and 2004, respectively.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Management Fees and Covenants Not to Compete

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization and management fees and covenants not to compete costs from our consolidated statements of operations.

	Year Ended		Change
	December 25, 2004	December 31, 2005
			$	%
	(in thousands)
General and administrative expenses	$12,062	$15,105	$3,043	25.2%
Restaurant pre-opening costs	2,393	2,496	103	4.3%
Depreciation and amortization	10,723	9,608	(1,115)	(10.4)%
Management fees and covenants not to compete	4,241	—	(4,241)	(100.0)%

General and Administrative Expenses. General and administrative expenses increased by $3.0 million, or 25.2%, to $15.1 million in 2005 from $12.1 million in 2004. General and administrative expenses as a percentage of revenues were 5.4% in 2005 compared to 5.1% in 2004. The increase is primarily attributable to the seven additional months of expenses for being a publicly traded company and due to one additional week of operations and performance based compensation expense.

Restaurant Pre-Opening Costs. There were seven and nine company-owned restaurants opened in 2005 and 2004, respectively. Restaurant pre-opening costs increased by $0.1 million, or 4.3%, to $2.5 million in 2005 from $2.4 million in 2004. Our average pre-opening cost per 2005 opening was $358,000.

Depreciation and Amortization. Depreciation and amortization decreased by $1.1 million, or 10.4%, to $9.6 million in 2005 from $10.7 million in 2004. The decrease is primarily due to three year assets that were fully depreciated in 2004.

Management Fees and Covenants Not to Compete. Prior to our initial public offering, we paid annual management fees of $1.1 million to each of BRS and Castle Harlan. Affiliates of each of BRS and Castle Harlan had significant ownership interests in the Company at the time of the agreement terminations. Management fees recognized as expenses totaled $3.3 million for 2004. The amount of $3.3 million paid for in 2004 includes $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004. Pursuant to covenants not to compete agreements with certain stockholders, we expensed $0.9 million for 2004. The management fee agreements and all but one of the covenants not to compete agreements were terminated in connection with our initial public offering in 2004. The remaining covenants not to compete agreement terminated in 2005.

Interest Expense, Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock, Income Tax Expense (Benefit) and Net Income

The following table sets forth interest expense, accrued dividends and accretion on mandatorily redeemable preferred stock, income tax expense (benefit) and net income from our consolidated statements of operations.

	Year Ended		Change
	December 25, 2004	December 31, 2005
			$	%
	(in thousands)
Interest expense	$2,680	$550	$(2,130)	(79.5)%

Accrued dividends and accretion on mandatorily redeemable preferred stock	$5,759	$—	$(5,759)	(100.0)%

Write off of deferred loan costs on early extinguishment of debt	1,288	—	(1,288)	(100.0)%

Income (loss) before income taxes	$(2,948)	$15,954	$18,902	641.2%
Income tax expense (benefit)	(3,651)	4,946	8,597	235.5%

Net income	$703	$11,008	$10,305	1,465.9%

Interest Expense. Interest expense decreased by $2.1 million, or 79.5%, to $0.6 million in 2005, from $2.7 million in 2004 primarily due to a decrease in the average outstanding debt balance as a result of the pay-down of our credit facility in 2005.

Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock. Dividends and accretive rights of a subsidiary’s redeemable preferred stock are reflected as accrued dividends and accretion on mandatorily redeemable preferred stock in the consolidated financial statements. Proceeds from our initial public offering in 2004 were used to redeem all of the preferred stock. See “Liquidity and Capital Resources.”

Write Off of Deferred Loan Costs on Early Extinguishment of Debt. In July 2004 we entered into a new revolving credit facility and wrote off deferred loan costs relating to the prior credit facility in the amount of $1.3 million.

Income Tax (Benefit) Expense. In 2005, we recognized income tax expense of $4.9 million resulting in an overall effective tax rate of 31%. The provision for income taxes represents Federal, state and local income taxes. Our estimated combined statutory income tax rate for 2005 is 39.9%. The difference between our effective tax rate and the estimated combined statutory rate is primarily the result of FICA Tip Credits. In 2004, we recognized an income tax benefit of $3.7 million primarily related to a reduction in the deferred tax asset valuation allowance of $1.2 million and FICA Tip Credits of $3.7 million (net of reduction in net operating loss carry forward), offset by the income tax expense of $1.1 million on current earnings before the “accrued dividends and accretion on mandatorily redeemable preferred stock.”

2004 (52 weeks) Compared to 2003 (52 weeks)

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended		Change
	December 27, 2003	December 25, 2004
			$	%
	(in thousands)
Revenues	$196,717	$238,757	$42,040	21.4%

Restaurant operating costs
Food and beverage	$57,959	$70,873	$12,914	22.3%
Labor	61,644	75,081	13,437	21.8%
Operating	29,244	35,204	5,960	20.4%
Occupancy	16,890	21,401	4,511	26.7%

Total restaurant operating costs	$165,737	$202,559	$36,822	22.2%

Revenues. Revenues increased by $42.0 million, or 21.4%, to $238.8 million in 2004 from $196.7 million in 2003. This increase was attributable to revenues of $25.9 million generated by nine company-owned restaurants opened in 2004, a $9.7 million increase in revenues in 2004 from restaurants opened in 2003, and a $6.4 million increase from restaurants opened prior to 2003. Comparable restaurant sales were positive 3.8% in 2004, primarily as the result of higher pricing.

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

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization, Management Fees and Covenants Not to Compete and Impairment of Assets

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, management fees and covenants not to compete and impairment of assets costs from our consolidated statements of operations.

	Year Ended		Change
	December 27, 2003	December 25, 2004
			$	%
	(in thousands)
General and administrative expenses	$9,769	$12,062	$2,293	23.5%
Restaurant pre-opening costs	1,219	2,393	1,174	96.3%
Depreciation and amortization	9,853	10,723	870	8.8%
Management fees and covenants not to compete	2,550	4,241	1,691	66.3%
Impairment of assets	1,513	—	(1,513)	(100.0)%

General and Administrative Expenses. General and administrative expenses increased by $2.3 million, or 23.5%, to $12.1 million in 2004 from $9.8 million in 2003. General and administrative expenses as a percentage of revenues were 5.1% in 2004 compared to 5.0% in 2003. Although general and administrative expenses as a percentage of revenues remained relatively flat in 2004 as compared to 2003, the 2004 expenses reflect increases in salary and related expenses associated with the oversight and administrative support of additional restaurants coupled with costs of being a publicly traded company, partially offset by a decrease due to a $1.2 million expense in 2003 to settle a California labor dispute.

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

Management Fees and Covenants Not to Compete. Prior to our initial public offering, we paid annual management fees of $1.1 million to each of BRS and Castle Harlan. Affiliates of each of BRS and Castle Harlan had significant ownership interests in the Company at the time of the agreement terminations. Management fees recognized as expenses totaled $3.3 million and $2.2 million for 2004 and 2003, respectively. The amount of $3.3 million paid for 2004 includes $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004. Pursuant to covenants not to compete agreements with certain stockholders, we expensed $0.9 million and $0.35 million for 2004 and 2003, respectively. The management fee agreements and all but one of the covenants not to compete agreements were terminated in connection with our initial public offering.

Interest Expense, Accrued Dividends and Accretion on Mandatorily Redeemable Preferred Stock, Income Tax Expense (Benefit) and Net Income (Loss)

The following table sets forth interest expense, accrued dividends and accretion on mandatorily redeemable preferred stock, income tax expense (benefit) and net income (loss) from our consolidated statements of operations.

	Year Ended		Change
	December 27, 2003	December 25, 2004
			$	%
	(in thousands)
Interest expense	$3,069	$2,680	$(389)	(12.7)%

Accrued dividends and accretion on mandatorily redeemable preferred stock	$1,901	$5,759	$3,858	202.9%

Write off of deferred loan costs on early extinguishment of debt	2,313	1,288	(1,025)	(44.3)%

Loss before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	$(1,207)	$(2,948)	$(1,741)	(144.2)%
Income tax expense (benefit)	1,323	(3,651)	(4,974)	(376.0)%

Accrued dividends and accretion on mandatorily redeemable preferred stock	1,823	—	(1,832)	(100.0)%

Net income (loss)	$(4,362)	$703	$5,065	116.1%

Interest Expense. Interest expense decreased by $0.4 million, or 12.7%, to $2.7 million in 2004, from $3.1 million in 2003 primarily due to an $8.9 million decrease in the average outstanding debt balance as a result of the payoff of our prior credit facility in connection with our initial public offering.

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

Income Tax (Benefit) Expense. In 2004, the we recognized an income tax benefit of $3.7 million primarily related to a reduction in the deferred tax asset valuation allowance of $1.2 million and FICA Tip Credits of $3.7 million (net of reduction in net operating loss carry forward), offset by the income tax expense of $1.1 million on current earnings before the “accrued dividends and accretion on mandatorily redeemable preferred stock.” In 2003, our income tax expense was $1.3 million. Our effective tax rate in 2004 and 2003 was (123.8%) and 109.6%, respectively. The effective tax rate in 2004 and 2003 was significantly impacted by the change in the valuation allowance, the accrued dividends and accretion on mandatorily redeemable preferred stock which is not deductible for income tax purposes, and in 2004 by the FICA Tip Credits.

Net Income (Loss). Net income was $0.7 million in 2004 compared to a net loss of ($4.4) million in 2003. The increase was primarily due to a $3.7 million tax benefit primarily from the recognition of deferred tax assets and a 21.4% increase in revenues primarily due to the opening of nine company-owned restaurants in 2004.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Factors That May Affect Our Business and the Price of Our Stock.”

Our business is also subject to seasonal fluctuations. Historically, revenues in most of our restaurants have been higher during the spring months and winter holiday season. For the reasons and factors discussed above our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of our common stock would likely decrease.

The following table sets forth quarterly unaudited operating results in each of the 2004 and 2005 fiscal quarters:

	2004				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$54,513	$59,723	$59,597	$64,924	$60,385	$68,386	$68,014	$82,028
Restaurant operating costs
Food and beverage	16,286	17,931	17,776	18,880	17,760	19,927	20,013	23,930
Labor	17,810	18,732	19,013	19,526	19,356	21,380	21,421	24,665
Operating	7,874	8,744	8,947	9,639	9,017	9,998	10,447	12,396
Occupancy	4,848	5,397	5,434	5,722	5,605	6,061	6,267	6,857

Total restaurant operating costs	46,818	50,804	51,170	53,767	51,738	57,366	58,148	67,848
General and administrative expenses	2,549	2,616	3,340	3,557	3,342	3,561	3,541	4,660
Restaurant pre-opening costs	994	1,120	112	167	529	759	760	449
Depreciation and amortization	2,683	2,902	2,690	2,448	2,232	2,381	2,483	2,513
Management fees and covenants not to compete	638	3,603	—	—	—	—	—	—

Total costs and expenses	53,682	61,045	57,312	59,939	57,841	64,067	64,932	75,470

Operating income (loss)	831	(1,322)	2,285	4,985	2,544	4,319	3,082	6,558
Interest expense	857	939	570	314	156	166	131	96
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,012	1,054	3,693	—	—	—	—	—
Write off of deferred loan costs on early extinguishment of debt	—	—	1,288	—	—	—	—	—

Income (loss) before income taxes	(1,038)	(3,315)	(3,266)	4,671	2,388	4,153	2,951	6,462
Income tax expense (benefit)	(15)	(734)	71	(2,973)	741	1,287	915	2,003

Net income (loss)	$(1,023)	$(2,581)	$(3,337)	$7,644	$1,647	$2,866	$2,036	$4,459

Net income (loss) per share(1)
Basic	$(0.13)	$(0.33)	$(0.27)	$0.55	$0.12	$0.21	$0.15	$0.32
Diluted	$(0.13)	$(0.33)	$(0.27)	$0.55	$0.12	$0.21	$0.15	$0.31
Shares used in computing net income (loss) per share(1)
Basic	7,782	7,782	12,200	13,782	13,782	13,782	13,783	13,841
Diluted	7,782	7,782	12,200	13,896	13,959	13,958	14,026	14,187

(1)	For periods prior to our initial public offering, we give retroactive effect to the completion of our corporate reorganization in calculating common shares outstanding.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities.

On July 20, 2004, we completed our initial public offering. In connection with the initial public offering, we:

•	Issued 7,179,358 shares of common stock in the merger to the holders of McCormick & Schmick Holdings LLC’s units, not including 602,992 shares issuable upon the exercise of warrants at a nominal price to The Bell Atlantic Master Trust. See Note 14, “Members’ Equity,” to our Financial Statements.

•	Sold 6,000,000 shares of common stock at $12.00 per share, raising approximately $65.1 million after underwriting discounts and transaction costs.

•	Repaid $51.5 million of indebtedness on our then existing credit facility with the proceeds raised in the initial public offering and from $18.1 million in loans under a new revolving credit facility, which provides, among other things, for $50.0 million in revolving credit loans.

•	Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of a wholly owned subsidiary.

•	Paid $2.8 million in connection with the termination of the management agreements and covenants not to compete agreements.

On December 13, 2005, we completed a public offering in which we sold 380,000 shares of common stock, raising approximately $8.2 million after underwriting discounts and transaction costs, and selling stockholders sold 4,707,500 shares of common stock. We repaid $1.0 million on December 20, 2005 of indebtedness on our credit facility with proceeds from the offering.

	Year Ended
	2003	2004	2005
	(in thousands)
Net cash provided by operating activities	$20,652	$21,452	$30,158
Net cash used in investing activities	(14,956)	(27,284)	(21,416)
Net cash provided by (used in) financing activities	(6,188)	3,830	(4,488)

Net increase (decrease) in cash and cash equivalents	$(492)	$(2,002)	$4,254

Net cash provided by operating activities was $30.2 million in 2005, compared to $21.5 million in 2004 and $20.7 million in 2003. The increase in net cash provided by operating activities in 2005 compared to 2004 was primarily due to an increase in operating income as a result of higher revenues in 2005. The increase in cash provided by operating activities in 2004 compared to 2003 was primarily because of improvements in working capital due to better management of payables as well as incremental operating income due to the additional new restaurants.

Net cash used in investing activities was $21.4 million in 2005, $27.3 million in 2004 and $15.0 million in 2003. We use cash for tenant improvements and equipment to open new restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and/or existing restaurant capacity expanded during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash used in financing activities was $4.5 million in 2005. Net cash provided by financing activities was $3.8 million in 2004 and net cash used in financing activities was $6.2 million in 2003. Net cash used in financing activities in 2005 was primarily a result of payments, net of borrowings, of $12.0 million on our revolving credit facility, partially off set by $8.2 million of proceeds from our public stock offering. Net cash provided by financing activities in 2004 consisted primarily of net proceeds from issuance of common stock in connection with our initial public offering, offset by payments on redemption of senior preferred stock of $28.9 million and net proceeds and payments on our revolving credit facilities of $26.5 million. The net cash used in financing activities during 2003 was primarily related to financing the property and equipment purchases for restaurant openings.

On December 20, 2005 we paid down the remaining outstanding balance on our credit facility. As of December 31, 2005, there was no outstanding balance on our revolving credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. Under our revolving credit facility agreement, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and growth capital expenditures limitations. We were in compliance with these covenants as of December 31, 2005.

Under our revolving credit facility agreement, loans are collateralized by a first priority security interest in all of our assets and are scheduled to mature on July 23, 2009. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 31, 2005 the maximum exposure under these standby letters of credit was $1.5 million. At December 31, 2005 the Company had $48.5 million available under its revolving credit facility.

On July 23, 2004, we repaid the outstanding balance on our prior amended and restated revolving credit facility in the amount of $51.5 million with net proceeds from our initial public offering and $18.1 million in loans under our current revolving credit facility agreement. For the year ended December 25, 2004, we recognized a $1.3 million expense related to the write-off of unamortized deferred loan costs related to the prior revolving credit facility.

Our prior revolving credit facility, entered into on October 28, 2003, provided for a $70.0 million revolving credit loan. Loans under this facility were collateralized by a first priority security interest in all of our assets and were scheduled to mature April 2007 and bore interest based on the financial institution’s prime rate plus a margin of 1.75% to 2.25% or the Eurodollar rate plus a margin of 3.25% to 3.75%, with margins determined by certain financial ratios.

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

Off-Balance Sheet Arrangements

As of December 31, 2005 we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission (“SEC”) Regulation S-K.

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily restaurant leases) and capital leases. We lease all of our restaurants and our corporate offices under non-cancelable operating leases. Most of our restaurants have an initial operating lease term of 10 to 20 years and options to renew for between 5 and 15 additional years. Contractual obligations as of December 31, 2005 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$—	$—	$—	$—	$—
Operating leases	196,617	18,039	36,900	34,825	106,853
Capital leases, including interest	750	402	348	—	—
Purchase obligations(2)	4,585	3,636	949	—	—

Total	$201,952	$22,077	$38,197	$34,825	$106,853

(1)	Revolving credit facility balance as of December 31, 2005 due July 23, 2009. The interest rate on the revolving credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios.
(2)	Purchase obligations include commitments related to the construction of new restaurants.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”), as amended, or the estimated useful life of the asset. As discussed in SFAS 13, the lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 10 years; furniture and fixtures—5 to 10 years and leasehold improvements—7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

During 2003, we recorded a loss on impairment of long-lived assets in the amount of $1.5 million. The charge was related to the partial impairment of fixtures and equipment and leasehold improvements at one restaurant. This restaurant had experienced a decline in cash flows due to the location of the restaurant. There were no impairments during 2004 or 2005.

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets resulted from our acquisition in 2001 by Castle Harlan Partners III, L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed our most recent impairment test on balances as of December 31, 2005, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. There were no impairments of goodwill or assets with indefinite lives in 2003 or 2004. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of December 31, 2005.

Operating Leases

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on the straight-line basis over the lease term as defined in SFAS 13. The lease term commences on the date which is normally when the property is ready for normal tenant improvements (build-out period), when no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123, (“Share Based Payment (revised 2004)”) (“SFAS 123R”). SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We will be incorporating SAB 107 as part of our adoption of SFAS 123R in the first quarter of 2006.

In December 2004, the FASB issued SFAS 123R. SFAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” In April 2005, The SEC announced the amendment of the adoption compliance date of SFAS 123R from the first interim period to the first annual period after June 15, 2005. We have adopted and have applied the expense recognition provisions of SFAS 123R beginning in the first quarter of 2006. The estimated impact of the adoption of SFAS 123R and SAB 107 for 2006, relating to prior year grants only, will be approximately $750,000 to $850,000, net of tax.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. At the end of 2005, there was no outstanding balance under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

McCormick and Schmick’s Seafood Restaurants, Inc.

We have completed an integrated audit of McCormick and Schmick’s Seafood Restaurants, Inc.’s December 31, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its December 25, 2004 and December 27, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of McCormick and Schmick’s Seafood Restaurants, Inc. and its subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Portland, Oregon

March 10, 2006

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 25, 2004	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$451	$4,705
Trade accounts receivable, net	4,641	5,081
Tenant improvement allowance receivables	347	1,780
Inventories	3,384	4,517
Prepaid expenses and other current assets	2,846	3,020
Deferred income taxes	830	6,688

Total current assets	12,499	25,791
Equipment and leasehold improvements, net	92,744	104,727
Other assets	53,821	53,646
Goodwill	19,996	19,996

Total assets	$179,060	$204,160

Liabilities and Stockholders’ Equity
Current liabilities
Book overdraft	$429	$—
Accounts payable	12,875	13,431
Accrued expenses	15,197	18,970
Capital lease obligations, current portion	433	368

Total current liabilities	28,934	32,769
Revolving credit facility	12,000	—
Other long-term liabilities	11,791	15,618
Capital lease obligations, noncurrent portion	707	338
Deferred income taxes	1,558	11,982

Total liabilities	54,990	60,707

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 13,782 shares issued and outstanding in 2004 and 14,179 shares issued and outstanding in 2005	14	14
Additional paid in capital	127,917	136,292
Retained earnings (accumulated deficit)	(3,861)	7,147

Total stockholders’ equity	124,070	143,453

Total liabilities and stockholders’ equity	$179,060	$204,160

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 27, 2003	December 25, 2004	December 31, 2005
Revenues	$196,717	$238,757	$278,813

Restaurant operating costs
Food and beverage	57,959	70,873	81,630
Labor	61,644	75,081	86,823
Operating	29,244	35,204	41,857
Occupancy	16,890	21,401	24,790

Total restaurant operating costs	165,737	202,559	235,100
General and administrative expenses	9,769	12,062	15,105
Restaurant pre-opening costs	1,219	2,393	2,496
Depreciation and amortization	9,853	10,723	9,608
Management fees and covenants not to compete	2,550	4,241	—
Impairment of assets	1,513	—	—

Total costs and expenses	190,641	231,978	262,309

Operating income	6,076	6,779	16,504
Interest expense	3,069	2,680	550
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,901	5,759	—
Write off of deferred loan costs on early extinguishment of debt	2,313	1,288	—

Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	(1,207)	(2,948)	15,954
Income tax expense (benefit)	1,323	(3,651)	4,946
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,832	—	—

Net income (loss)	$(4,362)	$703	$11,008

Net income (loss) per common share (Note 2)
Basic	$(0.56)	$0.07	$0.80
Diluted	$(0.56)	$0.07	$0.78
Shares used in computing net income (loss) per share (Note 2)
Basic	7,782	10,387	13,798
Diluted	7,782	10,416	14,047

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Members’ and Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Units		Preferred Unit Warrant		Class A Units		Class A-2 Unit Warrant		Class B Units		Class C Units		Common Stock		Additional Paid-in Amount	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
	($ in thousands)
Balances at December 28, 2002	57,000	$57,000	4,956	$4,951	1,000,000	$756	103,896	$103	—	$—	—	$—	—	$—	$—	$—	$(202)	$(748)	$61,860
Issuance of Class B and Class C units	—	—	—	—	—	—	—	—	171,429	37	13	14	—	—	—	(51)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,362)	—	(4,362)
Realized gain on interest rate swap, net of income tax expense of $168	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	260	260

Total comprehensive loss																			(4,102)

Balances at December 27, 2003	57,000	57,000	4,956	4,951	1,000,000	756	103,896	103	171,429	37	13	14	—	—	—	(42)	(4,564)	(488)	57,767
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	703	—	703
Realized gain on interest rate swap, net of income tax expense of $317																		488	488

Total comprehensive income																			1,191

Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	42	—	—	42
Purchase of Class B units	—	—	—	—	—	—	—	—	—	(6)	—	—	—	—	—	—	—	—	(6)
Reorganization	(57,000)	(57,000)	—	—	(1,000,000)	(756)	—	—	(171,429)	(31)	(13)	(14)	7,179,358	7	57,794	—	—	—	—
Exercise of warrants	—	—	(4,956)	(4,951)	—	—	(103,896)	(103)	—	—	—	—	602,992	1	5,059	—	—	—	6
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	6,000,000	6	65,064	—	—	—	65,070

Balances at December 25, 2004	—	—	—	—	—	—	—	—	—	—	—	—	13,782,350	14	127,917	—	(3,861)	—	124,070
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	16,856	—	202	—	—	—	202
Issuance of common stock in public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	380,000	—	8,173	—	—	—	8,173
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,008	—	11,008

Balances at December 31, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	14,179,206	$14	$136,292	$—	$7,147	$—	$143,453

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 27, 2003	December 25, 2004	December 31, 2005
Operating activities
Net income (loss)	$(4,362)	$703	$11,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,853	10,723	9,608
Amortization of unearned compensation	9	42	—
Provision for doubtful accounts	48	31	69
Deferred income taxes	1,323	(3,805)	4,566
Write off of deferred loan costs on early extinguishment of debt	2,313	1,288	—
Impairment of assets	1,513	—	—
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,733	5,759	—
Changes in operating assets and liabilities
Trade accounts receivables	(446)	(1,754)	(509)
Tenant improvement allowance receivable	—	424	(1,433)
Inventories	(387)	(680)	(1,133)
Prepaid expenses and other current assets	(495)	(479)	(174)
Accounts payable	2,978	1,659	556
Accrued expenses	2,310	2,499	3,773
Other long-term liabilities	2,262	5,042	3,827

Net cash provided by operating activities	20,652	21,452	30,158

Investing activities
Acquisition of equipment and leasehold improvements	(14,889)	(27,017)	(21,347)
Other assets	(67)	(267)	(69)

Net cash used in investing activities	(14,956)	(27,284)	(21,416)

Financing activities
Increase (decrease) in book overdraft	2,130	(4,623)	(429)
Loan costs	(1,398)	(805)	—
Payments on long-term debt	(45,056)	—	—
Borrowings made on revolving credit facility	103,000	65,500	16,500
Payments made on revolving credit facility	(64,500)	(92,000)	(28,500)
Proceeds from stock options exercised	—	—	202
Proceeds from issuance of common stock, net of offering costs	—	65,076	8,173
Redemption of senior preferred stock	—	(28,896)	—
Proceeds from notes receivable	26	—	—
Payments on capital lease obligations	(390)	(416)	(434)
Purchase of Class B units	—	(6)	—

Net cash provided by (used in) financing activities	(6,188)	3,830	(4,488)

Net increase (decrease) in cash and cash equivalents	(492)	(2,002)	4,254
Cash and cash equivalents, beginning of year	2,945	2,453	451

Cash and cash equivalents, end of year	$2,453	$451	$4,705

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$3,457	$3,097	$949
Income taxes	96	57	343

Non-cash investing and financing activities

In 2003, accounts receivable totaling $226 were converted to a note receivable, which is included in other assets. A liquor license was purchased for $306 using a note payable. In 2004, accounts receivable totaling $160 were converted to a note receivable.

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

In connection with the reorganization and initial public offering, the Company:

•	Issued 7,179,358 shares of common stock in the merger to the holders of the LLC’s units, not including 602,992 shares issuable upon the exercise of warrants at a nominal price to The Bell Atlantic Master Trust. See Note 14, “Members’ Equity.”

•	Issued 6,000,000 shares of common stock at $12.00 per share, raising approximately $65.1 million after underwriting discounts and transaction costs.

•	Repaid $51.5 million of indebtedness on its then existing credit facility with the proceeds raised in the initial public offering and from $18.1 million in loans under a new revolving credit facility. See Note 6, “Long Term Debt.”

•	Paid $28.9 million to The Bell Atlantic Master Trust to redeem all of the 13% senior exchangeable preferred stock of a Company subsidiary. See Note 13, “Mandatorily Redeemable Preferred Stock.”

•	Paid $2.8 million in connection with the termination of the management agreements and covenants not to compete agreements.

The Company owns and operates 59 restaurants in 24 states throughout the United States of America including two pursuant to management agreements. The Company has aggregated its operations to one reportable segment.

2. Summary of Selected Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the Saturday closest to December 31. The fiscal years ended December 27, 2003 and December 25, 2004 were each comprised of 52 weeks and the fiscal year ended December 31, 2005 was comprised of 53 weeks. Approximately every six years a 53-week fiscal year occurs.

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

Trade Accounts Receivable

Trade accounts receivable consists of balances receivable from credit card companies and other third parties. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. We review our allowances by assessing individual accounts receivable over a specific aging and amount. The Company has established an allowance for doubtful accounts as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
December 27, 2003	$117	$48	$40	$125
December 25, 2004	125	31	49	107
December 31, 2005	107	69	69	107

Inventories

Inventories, which consist principally of restaurant food, beverages and supplies, are stated at the lower of cost or market using the first-in, first-out method.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Other Assets and Goodwill

Other assets include trademarks, loan costs and liquor licenses, which are stated at cost, less amortization, if any. The tradenames and trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in each respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of purchase price over the fair value of the net assets of the business acquired. Other intangible assets deemed to have definite lives are amortized over their estimated useful live. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company tested the tradename, trademarks and goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. Based on its evaluation, there were no impairments in 2003, 2004 and 2005 for tradenames, trademarks, or goodwill.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as equipment and leasehold improvements, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Management measured the impairment charge with the assistance of an independent appraisal of the related assets. There were no impairments of equipment and leasehold improvements in 2004 or 2005.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and collateral as of the balance sheet date and approximates the carrying value of such debt.

Book Overdraft

Book overdraft represents the amount of checks outstanding in excess of cash in banks and deposits in transit.

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

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. A deferred liability is recognized for gift certificates that have been sold but not yet redeemed. The Company recognizes revenue and reduces the related deferred liability when the gift certificates are redeemed.

Equity-Based Compensation Plan

The Company accounts for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, the Company computed compensation cost for employee equity units granted as the amount by which the estimated fair value of the Company’s equity units on the date of grant exceeds the amount the employee must pay to acquire the related equity units. The amount of compensation cost is charged to income over the vesting period.

Under SFAS No. 123 “Share Based Payment” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”, companies who choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair value method and to disclose the impact of fair value accounting in a note to the financial statements. Prior to the initial public offering, there was no difference between the accounting for the equity-based compensation plan described in Note 11 under APB 25 and SFAS 123. Accordingly, prior to the initial public offering, there was no difference between reported net income and pro forma net income determined under SFAS 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). SFAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. As of January 1, 2006 the Company adopted SFAS 123R. See Note 11 for further discussion of SFAS 123R.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below shows the proforma effects on net income and net income per share had compensation cost been measured with the fair value method pursuant to SFAS 123.

	Year Ended
	December 25, 2004	December 31, 2005
	(in thousands, except per share data)
Net income, as reported	$703	$11,008
Compensation expense included in net income	42	—
Compensation cost based on the fair value method	(318)	(832)

Pro forma net income	$427	$10,176

Basic net income per share
As reported	$0.07	$0.80
Pro forma	$0.04	$0.74
Fully diluted net income per share
As reported	$0.07	$0.78
Pro forma	$0.04	$0.73
Shares used in computing net income per common share
As reported
Basic	10,387	13,798
Fully diluted	10,416	14,047
Pro forma
Basic	10,387	13,798
Fully diluted	10,387	13,976

The preceding pro forma results were calculated with the use of the Black Scholes option pricing model. The following assumptions were used:

(1) risk-free interest rate of 3.9%;

(2) dividend yield of 0%;

(3) expected life of 5.5 years; and

(4) volatility of 24.3%.

Results may vary depending on the assumptions applied within the model.

There is no difference between reported net loss and net loss per share and pro forma net loss and net loss per share determined under SFAS No. 123 for the year ended December 27, 2003.

Restaurant Pre-Opening Costs

Restaurant pre-opening costs, consisting primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel, and non-cash rent expenses during the construction period are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $2.0 million, $2.6 million and $3.3 million for the years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively.

Insurance Liability

The Company maintains various policies for workers’ compensation, employee health, general liability, and property damage. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records a liability for the estimated exposure for aggregate losses below those limits. This liability is

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of elements of comprehensive income (loss), including unrealized gains and losses on certain investments in debt and equity securities and deferred gains and losses on unrealized derivative hedge transactions. The Company’s other comprehensive income (loss) relates to derivative hedge transactions.

Basic and Diluted Net Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period since the initial public offering. For periods prior to the initial public offering, the 7,179,358 shares of common stock of the Company issued to the former unit holders of McCormick & Schmick Holdings LLC and the 602,992 shares issuable upon the exercise of certain warrants (because the warrants had a nominal exercise price) are assumed to be outstanding for all periods presented. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the year. Shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

Options to purchase 870,500 and 832,846 shares of common stock were outstanding at December 25, 2004 and December 31, 2005, respectively. The diluted weighted-average shares include 29,020 and 248,532 shares subject to stock options for the years ended December 25, 2004 and December 31, 2005, respectively. There were no stock options prior to the initial public offering.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are nonsubstantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straightlining of rents and lease incentives, which is included in other long-term liabilities of $10.8 million and $14.5 million as of December 25, 2004 and December 31, 2005, respectively.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

If the Company were to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity. As of December 31, 2005, the Company did not hold a position in a derivative instrument and did not have any hedges outstanding.

3. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 25, 2004	December 31, 2005
	(in thousands)
Fixtures and equipment	$36,808	$46,324
Leasehold improvements	77,331	90,746
Construction in progress	5,699	3,937
Equipment under capital leases	1,992	1,723

	121,830	142,730
Less: Accumulated depreciation and amortization	(29,086)	(38,003)

Equipment and leasehold improvements, net	$92,744	$104,727

For the years ended December 25, 2004 and December 31, 2005, the Company capitalized interest in the amount of $88,000 and $227,400, respectively. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 27, 2003, December 25, 2004 and December 31, 2005 was $9,285,000, $10,290,000 and 9,364,000, respectively.

4. Other Assets

Other assets consist of the following:

	December 25, 2004	December 31, 2005
	(in thousands)
Tradename and trademarks	$50,600	$50,600
Loan costs	805	813
Liquor licenses	1,103	1,216
Notes receivable	716	686
Other	1,036	649

	54,260	53,964
Less accumulated amortization of loan costs ($68,000 and $233,000) and other ($371,000 and $85,000) at December 25, 2004 and December 31, 2005, respectively	(439)	(318)

	$53,821	$53,646

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortization expense related to other assets (loan costs, prepaid management contract and a covenants not to compete agreement) was $568,000, $433,000 and $244,000 for the years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively.

Estimated aggregate amortization expense related to the loan costs and prepaid management contract for each of the periods ended during the next five years from December 31, 2005 and thereafter is as follows (in thousands):

2006	$187
2007	187
2008	187
2009	118
2010	25
Thereafter	40

$744

5. Accrued Expenses

Accrued expenses consist of the following:

	December 25, 2004	December 31, 2005
	(in thousands)
Accrued compensation and benefits	$7,814	$8,753
Gift certificate liability	3,089	4,542
Accrued legal and related costs	331	430
Accrued sales tax	1,392	1,942
Accrued rent	636	1,098
Accrued interest	156	67
Other	1,779	2,138

	$15,197	$18,970

6. Long-Term Debt

On December 20, 2005 the Company paid down the remaining outstanding balance on its credit facility. As of December 31, 2005, there was no outstanding balance on the Company’s revolving credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitations. The Company was in compliance with these covenants as of December 31, 2005.

Under the Company’s revolving credit facility agreement, loans are collateralized by a first priority security interest in all of the assets of the Company and mature on July 23, 2009. The revolving credit facility agreement also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 31, 2005 the maximum exposure under these standby letters of credit was $1.5 million. At December 31, 2005 the Company had $48.5 million available under its revolving credit facility.

On July 23, 2004, the Company repaid the outstanding balance on its prior amended and restated revolving credit facility in the amount of $51.5 million with net proceeds from the Company’s initial public offering and $18.1 million in loans under the Company’s current revolving credit facility agreement. For the year ended December 25, 2004, the Company recognized a $1.3 million expense related to the write off of unamortized deferred loan costs related to the prior revolving credit facility.

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

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 25, 2004	December 31, 2005
	(in thousands)
Deferred Rent	$6,481	$9,033
Unamortized Tenant Improvement Allowances	4,310	5,512
Other	1,000	1,073

	$11,791	$15,618

8. Capital Leases

The Company is the lessee of equipment under capital leases expiring in years through 2007. The assets and related liabilities under capital leases are recorded at the fair value of the assets at the inception of the lease. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases is included in depreciation expense.

The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:

	December 25, 2004	December 31, 2005
	(in thousands)
Equipment	$1,992	$1,723
Less: Accumulated amortization	(616)	(701)

	$1,376	$1,022

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Minimum future lease payments under capital leases as of December 31, 2005 are as follows (in thousands):

2006	$402
2007	348

Total minimum lease payments	750
Less: Amount representing interest	(44)

Present value of net minimum lease payments	706
Less: Current portion	(368)

Long-term portion	$338

9. Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended
	December 27, 2003	December 25, 2004	December 31, 2005
	(in thousands)
Current tax expense
Federal	$—	$—	$168
State and local	—	154	212

	—	154	380

Deferred tax expense
Federal	1,268	(3,797)	3,983
State and local	55	(8)	583

	1,323	(3,805)	4,566

	$1,323	$(3,651)	$4,946

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 27, 2003	December 25, 2004	December 31, 2005
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State and local taxes	(4.8)%	(4.4)%	4.9%
Valuation allowance	98.0%	(40.1)%	—
Nondeductible expenses and other-primarily nondeductible accrued dividends and accretion of mandatorily redeemable preferred stock	51.4%	82.4%	0.8%
FICA Tip Credits	—	(126.7)%	(10.1)%
Other	—	—	0.4%

	109.6%	(123.8)%	31.0%

The Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) effective June 29, 2003. Effective with the adoption of SFAS 150, dividends and accretion of mandatorily redeemable preferred stock are included in the

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

computation of income before income taxes and, accordingly, impacts the effective income tax rates. Prior to the adoption of SFAS 150 in July 2003, such amounts were reported after income taxes and did not impact the effective income tax rates. In accordance with SFAS 150, the restatement of financial statements for earlier years is not permitted.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 25, 2004	December 31, 2005
	(in thousands)
Deferred tax (liabilities) assets—current
Lessor reimbursement	$240	$—
Liability insurance	(332)	(210)
Accrued vacation pay	693	829
Federal & state credits	—	499
FICA Tip Credit	—	4,500
Net operating loss carryforwards	—	1,022
Other	229	48

Current deferred tax asset	830	6,688

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization on property and equipment	(9,546)	(12,397)
Amortization of intangible assets	(6,247)	(8,242)
Deferred rent	2,475	5,796
Smallwares and supplies	(869)	(1,106)
FICA Tip Credits	5,746	3,717
Net operating loss carryforwards	6,866	—
Other	17	250

Non-current deferred tax liability	(1,558)	(11,982)

Net deferred tax liability	$(728)	$(5,294)

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

As discussed in Note 1, during 2004 the Company completed an initial public offering, a portion of the proceeds of which was used to repay indebtedness. In connection with its initial public offering the Company redeemed the mandatorily redeemable preferred stock and terminated certain agreements. As a result of these changes and continued improved operating results for the years ended December 25, 2004 and December 31, 2005, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets and, accordingly, no deferred tax asset valuation allowance was recorded as of December 25, 2004 or December 31, 2005.

At December 31, 2005, the Company has federal business credits of $8.6 million that will begin to expire in 2021 and state business credits of $200,000 that carryforward indefinitely. The Company also has federal net operating loss carryforwards of $2.4 million that will expire in 2024 and state and local net operating loss carryforwards of $7.1 million that will expire between 2007 and 2024, if not used.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Related Party Transactions

Prior to the initial public offering, the Company paid annual management fees of $1.1 million to each of BRS and Castle Harlan. Affiliates of each of BRS and Castle Harlan had significant ownership interests in the LLC at the time of the agreement terminations. Management fees recognized as expenses totaled $2.2 million and $3.3 million for the years ended December 27, 2003 and December 25, 2004, respectively. The amount of $3.3 million paid for the year ended December 25, 2004 includes $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004.

Pursuant to covenants not to compete agreements with certain stockholders, the Company expensed $0.35 million and $0.9 million for the years ended December 27, 2003 and December 25, 2004, respectively. The management fee agreements and all but one of the covenants not to compete agreements were terminated in connection with the Company’s initial public offering. The remaining covenants not to compete agreement terminated in 2005.

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.5 million, $0.8 million and $0.9 million for the years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively.

11. Equity Based Compensation

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. As of January 1, 2006 the Company adopted SAB 107 as part of its adoption of SFAS 123R.

In December 2004, the FASB issued SFAS 123R. SFAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). In April 2005, The SEC announced the amendment of the adoption compliance date of SFAS 123R from the first interim period to the first annual period after June 15, 2005. As of January 1, 2006 the Company adopted SFAS 123R. The estimated impact of the adoption of SFAS 123R for 2006, relating to prior year grants only, will be approximately $750,000 to $850,000, net of tax.

Prior to the initial public offering, the Company had an equity-based compensation plan under which it could grant the right to purchase a fixed number of its equity units. The Company accounted for its equity-based compensation plan using the intrinsic-value method prescribed by APB 25. Accordingly, the Company computed compensation cost for employee equity units granted at the amount by which the estimated fair value of its equity units on the date of grant exceeded the amount the employee would have had to pay to acquire the related equity units. The amount of compensation cost was charged to income over the vesting period.

Under SFAS 123, as amended by SFAS 148, companies that choose to account for equity-based compensation plans using the intrinsic-value method are required to determine the fair value of employee equity grants using the fair value method and to disclose the impact of fair value accounting in a note to the financial statements. There was no difference between the accounting for the equity-based compensation plan described above under APB 25 and SFAS 123. Accordingly, there was no difference between reported net loss and pro forma net loss determined under SFAS 123 for the year ended December 27, 2003.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the initial public offering, all of the outstanding Class B units owned by employees of the Company vested at July 20, 2004. The Company accounted for the acceleration of the vesting of the units in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. This resulted in a new measurement date at the time of the acceleration and a new measurement of compensation as if the award were newly granted. However, based on the formula used to calculate the conversion ratios of various classes of LLC units into common stock when the LLC merged into McCormick & Schmick’s Seafood Restaurants, Inc., the Class B units had no value and accordingly no shares of common stock were issued for the Class B units. Shares of common stock with an aggregate value of $3.0 million were allocated among the holders of Class C units, which had already vested.

On June 16, 2004, the Company adopted a 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options and other awards to employees, directors, consultants and to any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

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

Each award shall expire on the date determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of December 31, 2005, options to acquire a total of 879,600 shares of the Company’s common stock have been granted under the Plan at a price equal to $12.00, the fair market value on the date of grant (July 20, 2004).

The table below summarizes the status of the Company’s stock based compensation plans as of December 31, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at July 19, 2004	—	$—
Awards granted	879,600	12.00
Awards forfeited	9,100	12.00

Outstanding at December 25, 2004	870,500	12.00

Awards granted	—
Awards exercised	16,856	12.00
Awards forfeited	20,798	12.00

Outstanding at December 31, 2005	832,846	12.00

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes information about stock options outstanding at December 31, 2005:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00	832,846	8.6	$12.00	267,309	$12.00

12. Commitments and Contingencies

During 2003, the Company was a defendant in a labor code class action lawsuit filed in the Superior Court of California, Orange County. In January 2004, the Company resolved this matter in principal by agreeing to pay $1.2 million, which was accrued as of December 27, 2003 and paid in November 2004. The Company believes that its restaurants in California, and in states with similar laws, are now complying with meal and rest period requirements.

The Company is subject to various other claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

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

	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value
	(in thousands)
Balances at December 27, 2003	20,000	$27,002	$(3,865)	$23,137
Accrual of dividends and accretion of issuance discount		5,467	292	5,759
Redemption of senior exchangeable preferred stock	(20,000)	(32,469)	3,573	(28,896)

Balances at December 25, 2004	—	$—	$—	$—

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Members’ Equity

Prior to its initial public offering, the Company had outstanding the following equity units: preferred units, Class A-1 units, Class A-2 units, Class B units and Class C units. All of the units were converted into common stock as the result of the initial public offering. The holders of the Class A-1 units had voting rights; the Class A-2 units, Class B units, Class C units and preferred units did not have voting rights. At December 27, 2003 members’ equity consisted of the following ($ in thousands):

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

$62,819

In connection with the issuance of the senior exchangeable preferred stock of McCormick & Schmick Acquisition Corp II discussed in Note 13, “Mandatorily Redeemable Preferred Stock, the Company also sold for $102,857 a warrant to purchase 103,896.10 Class A-2 units and sold for $5.0 million a warrant to purchase 4,956.52 preferred units. In connection with the corporate reorganization, the warrants became exercisable for 602,992 shares of common stock for an aggregate exercise price of $5,995. On October 20, 2004, The Bell Atlantic Master Trust exercised its warrants to purchase 602,992 shares of common stock for $5,995.

15. Employee Benefit Plans

The Company has a 401(k) contributory benefit plan for eligible employees, which currently matches up to a maximum of 3% of the participant’s eligible compensation. For the years ended December 27, 2003, December 25, 2004 and December 31, 2005, Company matching contributions totaled approximately $234,000, $245,000 and $304,000, respectively.

16. Operating Leases

The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for an initial term between 15 and 25 years with renewal options ranging from 5 to 10 years. The leases generally provide for the payment of property taxes, utilities, and various other use and occupancy costs by the Company.

Minimum payments under lease commitments as of December 31, 2005 are summarized below for operating leases.

(in thousands)
2006	$18,039
2007	18,864
2008	18,036
2009	17,892
2010	16,933
Thereafter	106,853

$196,617

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense charged to operations under all operating leases is as follows:

	Year Ended
	December 27, 2003	December 25, 2004	December 31, 2005
	(in thousands)
Fixed rent	$11,032	$14,252	$15,860
Contingent rent, based on revenues	2,114	2,184	2,765
Non-cash rent	1,687	1,865	2,153

	$14,833	$18,301	$20,778

17. Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. The Company does not expect the adoption of this standard to have any effect on its financial position or results of operations.

In March 2005, the SEC released SAB 107. SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. As of January 1, 2006 the Company adopted SAB 107 as part of its adoption of SFAS 123R.

In December 2004, the FASB issued SFAS 123R. SFAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes APB 25, and amends SFAS 95. In April 2005, The SEC announced the amendment of the adoption compliance date of SFAS 123R from the first interim period to the first annual period after June 15, 2005. As of January 1, 2006 the Company adopted SFAS 123R. The estimated impact of the adoption of SFAS 123R and SAB 107 for 2006, relating to prior year grants only, will be approximately $750,000 to $850,000, net of tax. Subsequent to the initial public offering the Company issued options to employees as further discussed in Note 11, “Equity Based Compensation.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 which is included in the Report of Independent Registered Public Accounting Firm contained in Item 8.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 31, 2006 the Compensation Committee of the board of directors determined the compensation to be paid to independent directors for 2006. The Compensation Committee of the board of directors has determined the 2006 compensation for the Chief Executive Officer and for other “named executive officers,” as defined in SEC Regulation S-K, Item 402. A summary of the compensation for the directors and specified executive officers is filed as Exhibit 10.9 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated by reference to our definitive proxy statement, under the caption “Proposal 1: Election of Directors,” for our 2006 annual meeting of stockholders (the “2006 Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2005. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our audit committee and our audit committee financial expert, under the captions “Corporate Governance—Board Committees” and “Report of the Audit Committee,” is incorporated by reference to the 2006 Proxy Statement.

Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2006 Proxy Statement.

We have adopted a Business and Ethics Code of Conduct for the guidance of our directors, officers, and employees, including our principal executive, financial and accounting officers and our controller. Our code of conduct, along with other corporate governance documents, is posted on our website at www.McCormickandSchmicks.com, Investors, Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is hereby incorporated by reference to the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to our 2006 Proxy Statement.

Information regarding our equity compensation plan is included in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is hereby incorporated by reference to our 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, appearing under the caption “Report of the Audit Committee—Fees Paid to Independent Registered Public Accounting Firm,” is hereby incorporated by reference to our 2006 Proxy Statement.

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

(a)(3) Exhibits. See Exhibit Index beginning on page 66 or a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 13, 2006.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Saed Mohseni and Emanuel N. Hilario, and each of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2005, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2006.

Signatures	Title

/s/ SAED MOHSENI Saed Mohseni	Chief Executive Officer and Director (Principal Executive Officer)

/s/ EMANUEL N. HILARIO Emanuel N. Hilario	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. SCHMICK Douglas L. Schmick	President and Director

/s/ LEE M. COHN Lee M. Cohn	Director

/s/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Director

/s/ J. RICE EDMONDS J. Rice Edmonds	Director

/s/ DAVID B. PITTAWAY David B. Pittaway	Director

/s/ HAROLD O. ROSSER Harold O. Rosser	Director

/s/ FORTUNATO N. VALENTI Fortunato N. Valenti	Director

Justin B. Wender	Director

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1		Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2		Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977)

4.1		Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977)

10.1		Revolving Credit Agreement, dated as of July 23, 2004, by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries, Fleet National Bank, as Administrative Agent, Banc of America Securities LLC, as Arrangers, and specified other lenders; Amendment to Post-Closing Delivery Requirements dated October 12, 2004 by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries and Fleet National Bank as Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended September 25, 2004)

10.2		Lease, dated as of October 13, 1994, between Boin Properties, LLC, as successor in interest to William P. McCormick, and McCormick & Schmick Restaurant Corp., as successor in interest to Jake’s Restaurant, Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1, file No. 333-114977) and First Amendment to Lease dated November 23, 2005, between BOIN Properties, LLC and the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated November 23, 2005).

10.3		Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977)

10.4		Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977) and Amendment to Lease dated November 23, 2005, between DLS Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated November 23, 2005)

10.5	*	Form of Executive Severance Agreement entered into by William P. McCormick, Douglas L. Schmick and Saed Mohseni and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1, file No. 333-114977)

10.7	*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977)

10.8	*	Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977)

10.9	*	Summary of Director and Executive Officer Compensation for Fiscal 2006

21.1		Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc.

24.1		Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.