Form 10-Q
period 2006-04-01
McCormick & Schmicks Seafood Restaurants Inc.
filed 2006-05-09
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-50845

McCormick & Schmick’s Seafood Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1193199
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

720 SW Washington Street, Suite 550 Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

There were 14,207,975 shares of common stock outstanding as of April 1, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	April 1, 2006
	(Note 2)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,705	$4,028
Trade accounts receivable, net	5,081	5,411
Tenant improvement allowance receivables	1,780	1,735
Inventories	4,517	4,393
Prepaid expenses and other current assets	3,020	3,487
Deferred income taxes	6,688	5,801

Total current assets	25,791	24,855
Equipment and leasehold improvements, net	104,727	108,575
Other assets	53,646	53,667
Goodwill	19,996	19,996

Total assets	$204,160	$207,093

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,431	$12,966
Accrued expenses	18,970	18,985
Capital lease obligations, current portion	368	374

Total current liabilities	32,769	32,325
Other long-term liabilities	15,618	16,234
Capital lease obligations, noncurrent portion	338	243
Deferred income taxes	11,982	11,838

Total liabilities	60,707	60,640

Commitments and Contingencies (Note 8)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,179 and 14,208 shares issued and outstanding	14	14
Additional paid in capital	136,292	136,986
Retained earnings	7,147	9,453

Total stockholders’ equity	143,453	146,453

Total liabilities and stockholders’ equity	$204,160	$207,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended
	March 26, 2005	April 1, 2006
Revenues	$60,385	$71,606

Restaurant operating costs
Food and beverage	17,760	21,022
Labor	19,356	22,736
Operating	9,017	10,486
Occupancy	5,605	6,591

Total restaurant operating costs	51,738	60,835
General and administrative expenses	3,342	3,971
Restaurant pre-opening costs	529	763
Depreciation and amortization	2,232	2,659

Total costs and expenses	57,841	68,228

Operating income	2,544	3,378
Interest expense (income), net	156	(3)

Income before income taxes	2,388	3,381
Income tax expense	741	1,075

Net income	$1,647	$2,306

Net income per share
Basic	$0.12	$0.16
Diluted	$0.12	$0.16
Shares used in computing net income per share
Basic	13,782	14,192
Diluted	13,959	14,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirteen week period ended
	March 26, 2005	April 1, 2006
Operating activities
Net income	$1,647	$2,306
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,232	2,659
Deferred income taxes	741	854
Equity based compensation	—	227
Changes in operating assets and liabilities
Trade accounts receivable	572	(330)
Tenant improvement allowance receivables	(2,493)	45
Inventories	(148)	124
Prepaid expenses and other current assets	(96)	(467)
Accounts payable	(827)	(465)
Accrued expenses	481	15
Other long-term liabilities	1,467	616

Net cash provided by operating activities	3,576	5,584

Investing activities
Acquisition of equipment and leasehold improvements	(5,394)	(6,460)
Other assets	11	(68)

Net cash used in investing activities	(5,383)	(6,528)

Financing activities
Decrease in book overdraft	(429)	—
Borrowings made on revolving credit facility	5,500	—
Payments made on revolving credit facility	(3,000)	—
Payments on capital lease obligations	(108)	(89)
Proceeds from stock options exercised	—	356

Net cash provided by financing activities	1,963	267

Net increase (decrease) in cash and cash equivalents	156	(677)
Cash and cash equivalents, beginning of period	451	4,705

Cash and cash equivalents, end of period	$607	$4,028

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$229	$96
Income taxes	54	236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Unaudited

1.	The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. McCormick & Schmick’s Seafood Restaurants, Inc. is the survivor of a merger with McCormick & Schmick Holdings LLC (the “LLC”) that occurred on July 20, 2004, prior to the Company’s initial public offering.

2.	Basis of Presentation

As of April 1, 2006 the Company owned and operated 61 restaurants in 24 states and the District of Columbia, including two pursuant to management agreements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the thirteen week period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.	Summary of Selected Accounting Policies

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

Equity-Based Compensation Plan

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). SFAS 123R revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of share-based compensation. The Company adopted SFAS 123R as of January 1, 2006. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the thirteen week period ended April 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the thirteen week period ended April 1, 2006 was $227,000, which consisted of share-based compensation expense related to employee stock options. There was no share-based compensation expense recognized related to stock awards during the thirteen week period ended March 26, 2005.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of income. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s consolidated income statement.

Share-based compensation expense recognized in the Company’s consolidated income statement for the thirteen week period ended April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Because share-based compensation expense recognized in the consolidated statement of income for the thirteen week period ended April 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123R (see Note 6), the Company determined the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, option life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. The Company’s expected stock price volatility was based on historical volatility of the Company’s stock price and expected future changes in the Company’s stock price volatility. The option life was based on the contractual life of the option. The expected term of the option was based on an average of selected peer companies in the Company’s industry and our expectation of average time until exercise of the options by the grantees. The estimated forfeiture rate was based on historical data and estimated future terminations over the vesting period of the award. The risk-free interest rate was based on the implied yield available at the time of grant on U.S. Treasury zero-coupon issues. Dividend yield is based on management’s estimation of dividends to be paid in the future.

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Thirteen week period ended
	March 26, 2005	April 1, 2006
Expected volatility	24.3%	24.3%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	9%	9%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to share-based compensation (in thousands, except per share amounts).

Thirteen week period ended March 26, 2005
Net income, as reported	$1,647
Compensation cost based on the fair value method, net of tax	(216)

Pro forma net income	$1,431

Basic net income per share
As reported	$0.12
Pro forma	$0.10
Fully diluted net income per share
As reported	$0.12
Pro forma	$0.10
Shares used in computing net income per share
As reported
Basic	13,782
Fully diluted	13,959
Pro forma
Basic	13,782
Fully diluted	13,959

Results may vary depending on the assumptions applied within the model.

Basic and Diluted Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are nonsubstantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. The Company receives certain tenant improvement allowances, which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straightlining of rents and lease incentives, which is included in other long-term liabilities, of $12.3 million and $15.2 million as of March 26, 2005 and April 1, 2006, respectively.

4.	Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. The Company adopted of this standard as of January 1, 2006. The adoption of this standard has not had a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2006. The Company adopted this standard as of January 1, 2006. The adoption of this standard has not had any effect on the Company’s financial position or results of operations.

5.	Long-Term Debt and Standby Letters of Credit

The Company has a $50.0 million revolving credit facility under which borrowings are collateralized by a first priority security interest in all of the Company’s assets and matures on July 23, 2009. As of April 1, 2006, there was no outstanding balance on the credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of April 1, 2006 and December 31, 2005 the maximum exposure under these standby letters of credit was $1.5 million, and there were no amounts drawn upon these letters of credit. At April 1, 2006, the Company had $48.5 million available under its revolving credit facility.

Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of April 1, 2006.

6.	Share-Based Compensation

On June 16, 2004, the Company adopted its 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options and other awards to employees, directors, and consultants of the Company and of any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The Company issues new shares upon exercise of stock options. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

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

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of April 1, 2006, options to acquire a total of 879,600 shares of the Company’s common stock have been granted under the Plan at a price equal to $12.00.

The table below summarizes the status of the Company’s share-based compensation plan as of April 1, 2006:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 17, 2004	—	$—
Awards granted	879,600	12.00
Awards forfeited	9,100	12.00

Outstanding at December 25, 2004	870,500	12.00

Awards granted	—
Awards exercised	16,856	12.00
Awards forfeited	20,798	12.00

Outstanding at December 31, 2005	832,846	12.00

Awards granted	—		$326,736
Awards exercised	29,637	12.00
Awards forfeited	2,600	12.00

Outstanding at April 1, 2006	800,609	12.00	$10,784,203

Options exercisable at April 1, 2006	236,804	12.00	$3,189,750

The table below summarizes information about stock options outstanding at April 1, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00	800,609	8.3	$12.00	236,804	$12.00

Share-based compensation expense recognized under SFAS 123R for the thirteen week period ended April 1, 2006 was $227,000, which consisted of share-based compensation expense related to employee stock options. There was no share-based compensation expense recognized related to stock awards during the thirteen week period ended March 26, 2005. As of April 1, 2006, the total unamortized compensation cost related to stock options granted to employees under the Company’s stock option plan was $1.1 million.

The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the thirteen weeks ended March 26, 2005 and April 1, 2006 (in thousands):

	Thirteen week period ended
	March 26, 2005	April 1, 2006
Restaurant operating costs
Food and beverage	$—	$—
Labor	—	19
Operating	—	—
Occupancy	—	—

Share-based compensation expense included in restaurant operating costs	—	19
General and administrative expenses	—	208
Restaurant pre-opening costs	—	—
Depreciation and amortization	—	—

Share-based compensation expense included in total costs and expenses	—	227

Income tax benefit related to share-based compensation	—	31

Share-based compensation expense related to employee stock options, net of tax	$—	$196

7.	Related Party Transactions

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.2 million for each of the thirteen week periods ended April 1, 2006 and March 26, 2005.

8.	Commitments and Contingencies

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

FORWARD LOOKING STATEMENTS

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 Annual Report on Form 10-K.

The following section contains forward-looking statements which are subject to risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Important factors that could cause actual results to differ materially from our expectations include those discussed below under “Risk Factors.” We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Overview

Our Company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. We grew our family of restaurants slowly through the next two decades and in 1994, when we owned 14 restaurants, a majority interest in our Company was purchased by Castle Harlan Partners II, L.P., a private investment firm. Avado Brands purchased us in 1997. We operated as a division of Avado Brands and added 18 new restaurants in just under four and a half years. In August 2001, Avado Brands sold our Company to Castle Harlan Partners III, L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P., private equity investment firms that actively invest in restaurant companies. We have expanded our restaurant base to 61 restaurants as of April 1, 2006, including two restaurants operated pursuant to management contracts.

We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, labor costs, restaurant operating expenses, and total occupancy costs, with a focus on these costs and expenses as a percentage of revenues. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

The most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu at least once daily in most of our restaurants, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater leverage of our vice presidents of operations and regional managers will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review strategies to effectively control increases.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 34 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our customers. We have successfully expanded our McCormick & Schmick’s Seafood Restaurant concept throughout the United States and have competed effectively with national and regional restaurant chains and with local restaurant operators.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2006 plan includes opening eight new restaurants, two of which were opened as of April 1, 2006. In addition to new unit growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2005.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended April 1, 2006 compared to the thirteen week period ended March 26, 2005:

•	Comparable restaurant sales increased 4.1% compared to an increase of 1.2%.

•	Revenues increased $11.2 million, to $71.6 million, compared to revenues of $60.4 million. The increase was primarily due to a comparable restaurant sales increase of 4.1% coupled with revenues generated by the restaurants not included in the comparable base.

•	Net income increased $0.7 million, to $2.3 million, compared to net income of $1.6 million, primarily due to an operating income increase of $0.8 million driven by an increase in revenues of $11.2 million, and improved labor, operating and occupancy costs as a percentage of revenues. These amounts were offset by an increase in depreciation and amortization of $0.4 million, and pre-opening costs of $0.2 million due to the increased number of restaurant openings or restaurants under construction in the thirteen week period ended April 1, 2006.

Thirteen Week Period Ended March 26, 2005 Compared to Thirteen Week Period Ended April 1, 2006

The following table sets forth our operating results and our operating results expressed as a percentage of revenues for the thirteen week periods ended March 26, 2005 and April 1, 2006.

	Thirteen week period ended
	March 26, 2005		April 1, 2006
	(in thousands)
Revenues	$60,385	100.0%	$71,606	100.0%

Restaurant operating costs
Food and beverage	17,760	29.4%	21,022	29.4%
Labor	19,356	32.1%	22,736	31.8%
Operating	9,017	14.9%	10,486	14.6%
Occupancy	5,605	9.3%	6,591	9.2%

Total restaurant operating costs	51,738	85.7%	60,835	85.0%
General and administrative expenses	3,342	5.5%	3,971	5.5%
Restaurant pre-opening costs	529	0.9%	763	1.1%
Depreciation and amortization	2,232	3.7%	2,659	3.7%

Total costs and expenses	57,841	95.8%	68,228	95.3%

Operating income	2,544	4.2%	3,378	4.7%
Interest expense (income), net	156	0.3%	(3)	—%

Income before income taxes	2,388	3.9%	3,381	4.7%
Income tax expense	741	1.2%	1,075	1.5%

Net income	$1,647	2.7%	$2,306	3.2%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	March 26, 2005	April 1, 2006	$	%
		(in thousands)
Revenues	$60,385	$71,606	$11,221	18.6%

Restaurant operating costs
Food and beverage	$17,760	$21,022	$3,262	18.4%
Labor	19,356	22,736	3,380	17.5%
Operating	9,017	10,486	1,469	16.3%
Occupancy	5,605	6,591	986	17.6%

Total restaurant operating costs	$51,738	$60,835	$9,097	17.6%

Revenues. Revenues increased $11.2 million, or 18.6%, to $71.6 million in the thirteen week period ended April 1, 2006 from $60.4 million in the thirteen week period ended March 26, 2005. This increase was primarily attributable to an increase in comparable restaurant sales of 4.1% coupled with revenues generated by the restaurants not included in the comparable base. The comparable restaurant sales increase was primarily the result of increased guest counts.

Food and Beverage Costs. Food and beverage costs increased $3.3 million, or 18.4%, to $21.0 million in the thirteen week period ended April 1, 2006 from $17.8 million in the thirteen week period ended March 26, 2005. This increase was primarily attributable to the eight company-owned restaurants opened in the last forty weeks of 2005 and the first thirteen weeks of 2006. Food and beverage costs as a percentage of revenues was 29.4% in the thirteen week period ended April 1, 2006 and March 26, 2005.

Labor Costs. Labor costs increased $3.4 million, or 17.5%, to $22.7 million in the thirteen week period ended April 1, 2006, from $19.4 million in thirteen week period ended March 26, 2005. This increase was primarily attributable to the eight company-owned restaurants opened in the last forty weeks of 2005 and the first thirteen weeks of 2006. Labor costs as a percentage of revenues decreased to 31.8 % in the thirteen week period ended April 1, 2006 from 32.1% in the thirteen week period ended March 26, 2005. The decrease in labor costs as a percentage of revenues was primarily due to the leverage resulting from higher average weekly sales volumes in the thirteen week period ended April 1, 2006.

Operating Costs. Operating costs increased $1.5 million, or 16.3%, to $10.5 million in the thirteen week period ended April 1, 2006 from $9.0 million in the thirteen week period ended March 26, 2005. This increase was primarily attributable to the eight company-owned restaurants opened in the last forty weeks of 2005 and the first thirteen weeks of 2006. Operating costs as a percentage of revenues decreased to 14.6% in the thirteen week period ended April 1, 2006 from 14.9% in the thirteen week period ended March 26, 2005 primarily due to leverage resulting from higher average weekly sales volumes in the thirteen week period ended April 1, 2006.

Occupancy Costs. Occupancy costs increased $1.0 million, or 17.6%, to $6.6 million in the thirteen week period ended April 1, 2006 from $5.6 million in the thirteen week period ended March 26, 2005, primarily due to the eight company-owned restaurants opened in the last forty weeks of 2005 and the first thirteen weeks of 2006. Occupancy costs as a percentage of revenues decreased to 9.2% in the thirteen week period ended April 1, 2006 from 9.3% in the thirteen week period ended March 26, 2005 primarily due to leverage resulting from higher average weekly sales volumes in the thirteen week period ended April 1, 2006.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative, restaurant pre-opening, and depreciation and amortization costs from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	March 26, 2005	April 1, 2006	$	%
		(in thousands)
General and administrative expenses	$3,342	$3,971	$629	18.8%
Restaurant pre-opening costs	529	763	234	44.2%
Depreciation and amortization	2,232	2,659	427	19.1%

General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 18.8%, to $4.0 million in the thirteen week period ended April 1, 2006 from $3.3 million in the thirteen week period ended March 26, 2005. General and administrative expenses as a percentage of revenues were 5.5% in both the thirteen week period ended April 1, 2006 and March 26, 2005. The increase in general and administrative expenses was primarily due to the increase in the number of restaurants coupled with share-based compensation expenses of $0.2 million recognized as a result of the adoption of SFAS 123R.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $0.2 million, or 44.2%, to $0.8 million in the thirteen week period ended April 1, 2006 from $0.5 million in the thirteen week period ended March 26, 2005, primarily due to the increased number of restaurant openings and restaurants under construction in the thirteen week period ended April 1, 2006 compared to the thirteen week period ended March 26, 2005.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 19.1%, to $2.7 million in the thirteen week period ended April 1, 2006 from $2.2 million in the thirteen week period ended March 26, 2005. The increase was primarily due to the addition of eight company-owned restaurants in the last forty weeks of 2005 and the first thirteen weeks of 2006.

Interest Expense (Income), Income Tax Expense and Net Income

The following table sets forth interest expense (income), income tax expense and net income from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	March 26, 2005	April 1, 2006	$	%
		(in thousands)
Interest expense (income), net	$156	$(3)	$(159)	NM *

Income before income taxes	$2,388	$3,381	$993	41.6%
Income tax expense	741	1,075	334	45.1%

Net income	$1,647	$2,306	$659	40.0%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest income was $3,000 in the thirteen week period ended April 1, 2006 compared to interest expense of $156,000 in the thirteen week period ended March 26, 2005. This was primarily due to the paydown of our revolving credit facility in December 2005, and cash provided by operating activities coupled with interest income on our investment cash.

Income Tax Expense. Income tax expense was $1.1 million in the thirteen week period ended April 1, 2006, which reflects an estimated effective annualized tax rate of approximately 31.8%. In the thirteen week period ended March 26, 2005, income tax expense was $0.7 million, which reflects an estimated effective annualized tax rate of 31.0%.

Net Income. Net income increased $0.7 million to $2.3 million compared to net income of $1.6 million in the thirteen week period ended March 26, 2005, primarily due to an operating income increase of $0.8 million driven by an increase in revenues of $11.2 million, and improved labor, operating and occupancy costs as a percentage of revenues. These amounts were offset by increases in depreciation and amortization expense of $0.4 million, and pre-opening costs of $0.2 million

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities.

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Thirteen week period ended
	March 26, 2005	April 1, 2006
	(in thousands)
Net cash provided by operating activities	$3,576	$5,584
Net cash used in investing activities	(5,383)	(6,528)
Net cash provided by financing activities	1,963	267

Net increase (decrease) in cash and cash equivalents	$156	$(677)

Net cash provided by operating activities was $5.6 million in the thirteen week period ended April 1, 2006 compared to $3.6 million in the thirteen week period ended March 26, 2005. The increase in net cash provided by operating activities was primarily due to an increase in the change in tenant improvement allowance receivables of $2.5 million and an increase in net income of $0.7 million.

Net cash used in investing activities was $6.5 million in the thirteen week period ended April 1, 2006 compared to $5.4 million in the thirteen week period ended March 26, 2005. We use cash for tenant improvements and equipment to open new restaurants and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and the expansion of existing restaurant capacity during the period. We opened two restaurants in the thirteen week period ended April 1, 2006 and we opened one restaurant in the thirteen week period ended March 26, 2005. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $0.3 million in the thirteen week period ended April 1, 2006. The net cash provided by financing activities was primarily a result of proceeds from stock options exercised of $0.4 million, partially offset by payments made on capital lease obligations of $0.1 million. Net cash provided by financing activities was $2.0 million in the thirteen week period ended March 26, 2005. The net cash provided by financing activities was primarily a result of net borrowings on our credit facility of $2.5 million.

As of April 1, 2006, we had no borrowings on our $50.0 million revolving credit facility. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. As of April 1, 2006, the maximum exposure under these standby letters of credit was $1.5 million. As of April 1, 2006, there were no amounts drawn upon these letters of credit and we had $48.5 million available under our revolving credit facility.

Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We were in compliance with these covenants as of April 1, 2006.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next 12 months.

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

Goodwill and Other Indefinite Lived Assets

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

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of April 1, 2006.

Operating Leases

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the lease term as defined in SFAS No. 13. The lease term is determined to commence on the date which is normally when the property is ready for normal tenant improvements (build-out period), when no rent payments are typically due under the terms of the lease. The difference between rent expense using the straight-line method and minimum rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets.

Share-Based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method as of January 1, 2006, the first day of our fiscal year 2006. Under SFAS 123R, we determined the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, option life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of 0.25% to 0.75% or the Eurodollar rate plus a margin of 1.75% to 2.25%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. As of April 1, 2006, we had no outstanding borrowings. Loans under our revolving credit facility mature on July 23, 2009.

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

We opened seven company-owned restaurants in 2005 and we plan to open eight in 2006 and ten in 2007. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area and ten in California; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results and financial condition.

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

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

By:	/s/ SAED MOHSENI
Saed Mohseni
Chief Executive Officer
(principal executive officer)

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer
(principal financial and accounting officer)

Date: May 9, 2006

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