Form 10-Q
period 2006-07-01
McCormick & Schmicks Seafood Restaurants Inc.
filed 2006-08-09
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

There were 14,224,802 shares of common stock outstanding as of July 1, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	July 1, 2006
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,705	$9,296
Trade accounts receivable, net	5,081	5,388
Tenant improvement allowance receivables	1,780	1,622
Inventories	4,517	4,463
Prepaid expenses and other current assets	3,020	4,209
Deferred income taxes	6,688	5,407

Total current assets	25,791	30,385
Equipment and leasehold improvements, net	104,727	110,300
Other assets	53,646	53,628
Goodwill	19,996	19,996

Total assets	$204,160	$214,309

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,431	$11,734
Accrued expenses	18,970	22,411
Capital lease obligations, current portion	368	380

Total current liabilities	32,769	34,525
Other long-term liabilities	15,618	16,817
Capital lease obligations, noncurrent portion	338	146
Deferred income taxes	11,982	12,125

Total liabilities	60,707	63,613

Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,179 and 14,225 shares issued and outstanding	14	14
Additional paid in capital	136,292	137,686
Retained earnings	7,147	12,996

Total stockholders’ equity	143,453	150,696

Total liabilities and stockholders’ equity	$204,160	$214,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Twenty-six week period ended
	June 25, 2005	July 1, 2006	June 25, 2005	July 1, 2006
Revenues	$68,386	$76,763	$128,771	$148,369

Restaurant operating costs
Food and beverage	19,927	22,363	37,687	43,386
Labor	21,380	23,802	40,736	46,537
Operating	9,998	11,137	19,014	21,623
Occupancy	6,061	6,924	11,666	13,514

Total restaurant operating costs	57,366	64,226	109,103	125,060
General and administrative expenses	3,561	3,983	6,903	7,954
Restaurant pre-opening costs	759	722	1,288	1,485
Depreciation and amortization	2,381	2,725	4,613	5,384

Total costs and expenses	64,067	71,656	121,907	139,883

Operating income	4,319	5,107	6,864	8,486
Interest expense (income), net	166	(87)	323	(90)

Income before income taxes	4,153	5,194	6,541	8,576
Income tax expense	1,287	1,652	2,028	2,727

Net income	$2,866	$3,542	$4,513	$5,849

Net income per share
Basic	$0.21	$0.25	$0.33	$0.41
Diluted	$0.21	$0.24	$0.32	$0.40
Shares used in computing net income per share
Basic	13,782	14,218	13,782	14,206
Diluted	13,958	14,530	13,959	14,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Twenty-six week period ended
	June 25, 2005	July 1, 2006
Operating activities
Net income	$4,513	$5,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,613	5,384
Deferred income taxes	2,028	1,424
Equity based compensation	—	575
Changes in operating assets and liabilities
Trade accounts receivable	(6)	(307)
Tenant improvement allowance receivables	(2,641)	158
Inventories	(118)	54
Prepaid expenses and other current assets	(206)	(1,189)
Accounts payable	(1,012)	(1,697)
Accrued expenses	1,244	3,441
Other long-term liabilities	2,253	1,199

Net cash provided by operating activities	10,668	14,891

Investing activities
Acquisition of equipment and leasehold improvements	(10,861)	(10,862)
Other assets	(7)	(77)

Net cash used in investing activities	(10,868)	(10,939)

Financing activities
Increase in book overdraft	480	—
Borrowings made on revolving credit facility	6,500	—
Payments made on revolving credit facility	(6,500)	—
Payments on capital lease obligations	(218)	(180)
Proceeds from stock options exercised	—	546
Excess tax benefits from stock-based compensation	—	273

Net cash provided by financing activities	262	639

Net increase in cash and cash equivalents	62	4,591
Cash and cash equivalents, beginning of period	451	4,705

Cash and cash equivalents, end of period	$513	$9,296

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$461	$168
Income taxes	$92	$1,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Unaudited

1.	The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. McCormick & Schmick’s Seafood Restaurants, Inc. is the survivor of a merger with McCormick & Schmick Holdings LLC (the “LLC”) that occurred on July 20, 2004, prior to the Company’s initial public offering. As of July 1, 2006 the Company owned and operated 62 restaurants in 24 states and the District of Columbia, including two pursuant to management agreements.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the thirteen and twenty-six week periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006.

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

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. A deferred liability is recognized for gift certificates and gift cards that have been sold but not yet redeemed. The Company recognizes revenue and reduces the related deferred liability when the gift certificates and gift cards are redeemed.

Share-Based Compensation Plan

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of share-based compensation. The Company adopted SFAS 123R as of January 1, 2006. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the thirteen week and twenty-six week periods ended July 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the thirteen week and twenty-six week periods ended July 1, 2006 was $0.3 million, and $0.6 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock. There was no share-based compensation expense recognized related to stock awards during the thirteen week or twenty-six week periods ended June 25, 2005.

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

Share-based compensation expense recognized in the Company’s consolidated statements of income for the thirteen week and twenty-six week periods ended July 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Because share-based compensation expense recognized in the consolidated statements of income for the thirteen week and twenty-six week periods ended July 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123R (see Note 6), the Company determined the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. The Company’s expected stock price volatility was based on historical volatility of the Company’s stock price and expected future changes in the Company’s stock price volatility. The option life was based on the contractual life of the option. The expected term of the option was based on an average of selected peer companies in the Company’s industry and our expectation of average time until exercise of the options by the grantees. The estimated forfeiture rate was based on historical data and estimated future terminations over the vesting period of the award. The risk-free interest rate was based on the implied yield available at the time of grant on U.S. Treasury zero-coupon issues. Dividend yield is based on management’s estimation of dividends to be paid in the future.

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Thirteen and twenty-six week periods ended
	June 25, 2005	July 1, 2006
Expected volatility	24.3%	24.3%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	9%	9%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

In May 2006, the Board of Directors of the Company approved, and the Company issued, 142,000 shares of restricted stock to certain employees and executive officers. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company.

The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to share-based compensation (in thousands, except per share amounts).

	Thirteen week period ended June 25, 2005	Twenty-six week period ended June 25, 2005
Net income, as reported	$2,866	$4,513
Compensation cost based on the fair value method, net of tax	(219)	(435)

Pro forma net income	$2,647	$4,078

Basic net income per share
As reported	$0.21	$0.33
Pro forma	$0.19	$0.30
Fully diluted net income per share
As reported	$0.21	$0.32
Pro forma	$0.19	$0.29
Shares used in computing net income per share
As reported
Basic	13,782	13,782
Fully diluted	13,958	13,959
Pro forma
Basic	13,782	13,782
Fully diluted	13,856	13,848

Basic and Diluted Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method assumed proceeds include the amount the employee must pay for exercising stock options, the purchase price the grantee pays for restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock.

Operating Leases

The Company operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are nonsubstantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. The Company receives certain tenant improvement allowances, which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $13.1 million and $15.8 million as of June 25, 2005 and July 1, 2006, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 clarifies that income taxes are not within the scope of FASB statement No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to FASB statement No. 109, “Accounting for Income Taxes,” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

5.	Long-Term Debt and Standby Letters of Credit

The Company has a $50.0 million revolving credit facility under which borrowings are collateralized by a first priority security interest in all of the Company’s assets and matures on July 23, 2009. As of July 1, 2006, there was no outstanding balance on the credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of July 1, 2006 and December 31, 2005 the maximum exposure under these standby letters of credit was $1.5 million, and there were no amounts drawn upon these letters of credit. At July 1, 2006 and December 31, 2005, the Company had $48.5 million available under its revolving credit facility.

Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of July 1, 2006.

6.	Share-Based Compensation

On June 16, 2004, the Company adopted its 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, and consultants of the Company and of any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The Company issues new shares upon exercise of stock options. On May 23, 2006 the Company issued to officers and employees an aggregate of 142,000 shares of restricted stock. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of the fair market value of the common stock for any greater than 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of July 1, 2006, options to acquire a total of 879,600 shares of the Company’s common stock have been granted under the Plan at a price equal to $12.00 and 142,000 shares of restricted stock have been awarded.

The table below summarizes the status of the Company’s stock option activity as of July 1, 2006:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 17, 2004	—	$—
Granted	879,600	12.00
Forfeited	9,100	12.00

Outstanding at December 25, 2004	870,500	12.00

Exercised	16,856	12.00
Forfeited	20,798	12.00
Outstanding at December 31, 2005	832,846	12.00

Exercised	45,596	12.00	$567,266
Forfeited	4,332	12.00	51,118

Outstanding at July 1, 2006	782,918	12.00	9,238,432

Exercisable at July 1, 2006	220,845	12.00	2,605,971

The table below summarizes information about stock options outstanding at July 1, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00	782,918	8.0	$12.00	220,845	$12.00

The table below summarizes information about restricted stock at July 1, 2006:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—	$—
Granted	142,000	—	$3,379,600
Vested	—	—
Forfeited	—	—
Outstanding at July 1, 2006	142,000	—	3,379,600
Exercisable at July 1, 2006	—	—

Share-based compensation expense recognized under SFAS 123R for the thirteen week and twenty-six week periods ended July 1, 2006 was $0.3 million and $0.6 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock. There was no share-based compensation expense recognized related to stock awards during the thirteen week and twenty-six week periods ended June 25, 2005. As of July 1, 2006, the total unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $0.9 million and $3.2 million, respectively.

The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the thirteen week and twenty-six week periods ended June 25, 2005 and July 1, 2006 (in thousands):

	Thirteen week period ended		Twenty-six week period ended
	June 25, 2005	July 1, 2006	June 25, 2005	July 1, 2006
Labor	$—	$20	$—	$39
General and administrative expenses	—	328	—	536

Share-based compensation expense included in total costs and expenses	—	348	—	575
Income tax benefit related to share-based compensation	—	77	—	108

Share-based compensation expense related to employee stock options, net of tax	$—	$271	$—	$467

7.	Related Party Transactions

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.2 million for each of the thirteen week periods ended July 1, 2006 and June 25, 2005, and $0.4 million for each of the twenty-six week periods ended July 1, 2006 and June 25, 2005.

8.	Contingencies

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

Overview

Our Company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. In July 2004 we completed our initial public offering. We have expanded our restaurant base to 62 restaurants in 24 states and the District of Columbia, as of July 1, 2006, including two restaurants operated pursuant to management contracts.

We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, labor costs, restaurant operating expenses, and total occupancy costs, with a focus on these costs and expenses as a percentage of revenues. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

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

Identification of appropriate new restaurant sites is essential to our growth strategy. We evaluate and invest in new restaurants based on site-specific projected returns on investment. We believe our restaurant model and flexible real estate strategy provide us with continued opportunities to find attractive real estate locations on favorable terms.

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

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2006 plan includes opening eight new restaurants, three of which were opened as of July 1, 2006. In addition to new restaurant growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2005.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended July 1, 2006 compared to the thirteen week period ended June 25, 2005:

•	Revenues increased 12.2% to $76.8 million from $68.4 million

•	Comparable restaurant sales increased 2.8%

•	Operating income increased 18.2% to $5.1 million from $4.3 million

•	Net income increased 23.6% to $3.5 million from $2.9 million

•	Diluted earnings per share increased to $0.24 from $0.21

Thirteen Week Period Ended June 25, 2005 Compared to Thirteen Week Period Ended July 1, 2006

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirteen week period ended
	June 25, 2005		July 1, 2006
	(in thousands)
Revenues	$68,386	100.0%	$76,763	100.0%

Restaurant operating costs
Food and beverage	19,927	29.1%	22,363	29.2%
Labor	21,380	31.3%	23,802	31.0%
Operating	9,998	14.6%	11,137	14.5%
Occupancy	6,061	8.9%	6,924	9.0%

Total restaurant operating costs	57,366	83.9%	64,226	83.7%
General and administrative expenses	3,561	5.2%	3,983	5.2%
Restaurant pre-opening costs	759	1.1%	722	0.9%
Depreciation and amortization	2,381	3.5%	2,725	3.5%

Total costs and expenses	64,067	93.7%	71,656	93.3%

Operating income	4,319	6.3%	5,107	6.7%
Interest expense (income), net	166	0.2%	(87)	(0.1)%

Income before income taxes	4,153	6.1%	5,194	6.8%
Income tax expense	1,287	1.9%	1,652	2.2%

Net income	$2,866	4.2%	$3,542	4.6%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	June 25, 2005	July 1, 2006	$	%
		(in thousands)
Revenues	$68,386	$76,763	$8,377	12.2%

Restaurant operating costs
Food and beverage	$19,927	$22,363	$2,436	12.2%
Labor	21,380	23,802	2,422	11.3%
Operating	9,998	11,137	1,139	11.4%
Occupancy	6,061	6,924	863	14.2%

Total restaurant operating costs	$57,366	$64,226	$6,860	12.0%

Revenues. Revenues increased $8.4 million, or 12.2%, to $76.8 million in the thirteen week period ended July 1, 2006 from $68.4 million in the thirteen week period ended June 25, 2005. This increase was primarily attributable to an increase in comparable restaurant sales of 2.8% coupled with revenues generated by the restaurants not included in the comparable base. The comparable restaurant sales increase was primarily the result of increased guest counts.

Food and Beverage Costs. Food and beverage costs increased $2.4 million, or 12.2%, to $22.4 million in the thirteen week period ended July 1, 2006 from $19.9 million in the thirteen week period ended June 25, 2005. This increase was primarily attributable to the seven company-owned restaurants opened since June 25, 2005. Food and beverage costs as a percentage of revenues increased to 29.2% in the thirteen week period ended July 1, 2006 from 29.1% in the thirteen week period ended June 25, 2005.

Labor Costs. Labor costs increased $2.4 million, or 11.3%, to $23.8 million in the thirteen week period ended July 1, 2006, from $21.4 million in thirteen week period ended June 25, 2005. This increase was primarily attributable to the seven company-owned restaurants opened since June 25, 2005. Labor costs as a percentage of revenues decreased to 31.0 % in the thirteen week period ended July 1, 2006 from 31.3% in the thirteen week period ended June 25, 2005. The decrease in labor costs as a percentage of revenues was primarily due to the leverage of higher revenues on fixed labor costs for the thirteen week period ended July 1, 2006, coupled with lower worker’s compensation expense resulting from lower average claims incurred by restaurants.

Operating Costs. Operating costs increased $1.1 million, or 11.4%, to $11.1 million in the thirteen week period ended July 1, 2006 from $10.0 million in the thirteen week period ended June 25, 2005. This increase was primarily attributable to the seven company-owned restaurants opened since June 25, 2005. Operating costs as a percentage of revenues decreased to 14.5% in the thirteen week period ended July 1, 2006 from 14.6% in the thirteen week period ended June 25, 2005, primarily due to the leverage of higher revenues on fixed operating costs in the thirteen week period ended July 1, 2006.

Occupancy Costs. Occupancy costs increased $0.9 million, or 14.2%, to $6.9 million in the thirteen week period ended July 1, 2006 from $6.1 million in the thirteen week period ended June 25, 2005, primarily due to the seven company-owned restaurants opened since June 25, 2005. Occupancy costs as a percentage of revenues increased to 9.0% in the thirteen week period ended July 1, 2006 from 8.9% in the thirteen week period ended June 25, 2005, primarily due to a slight increase in common area maintenance costs and property tax expense for the thirteen week period ended July 1, 2006.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	June 25, 2005	July 1, 2006	$	%
		(in thousands)
General and administrative expenses	$3,561	$3,983	$422	11.9%
Restaurant pre-opening costs	759	722	(37)	(4.9)%
Depreciation and amortization	2,381	2,725	344	14.4%

General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 11.9%, to $4.0 million in the thirteen week period ended July 1, 2006 from $3.6 million in the thirteen week period ended June 25, 2005. General and administrative expenses as a percentage of revenues were 5.2% in both the thirteen week period ended July 1, 2006 and June 25, 2005. The increase in general and administrative expenses was primarily due to the increase in the number of restaurants coupled with share-based compensation expenses of $0.3 million recognized as a result of the adoption of SFAS 123R as of January 1, 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $37,000, or 4.9%, to $0.7 million in the thirteen week period ended July 1, 2006 from $0.8 million in the thirteen week period ended June 25, 2005, primarily due to the timing of restaurant openings and restaurants under construction in the thirteen week period ended July 1, 2006 compared to the thirteen week period ended June 25, 2005.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 14.4%, to $2.7 million in the thirteen week period ended July 1, 2006 from $2.4 million in the thirteen week period ended June 25, 2005. The increase was primarily due to the addition of seven company-owned restaurants since June 25, 2005.

Interest Expense (Income), Net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	June 25, 2005	July 1, 2006	$	%
		(in thousands)
Interest expense (income), net	$166	$(87)	$(253)	NM *

Income before income taxes	$4,153	$5,194	$1,041	25.1%
Income tax expense	1,287	1,652	365	28.4%

Net income	$2,866	$3,542	$676	23.6%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest income, net of interest expense, was $87,000 in the thirteen week period ended July 1, 2006 compared to interest expense of $166,000 in the thirteen week period ended June 25, 2005. This change was primarily due to the paydown of our revolving credit facility in December 2005, coupled with interest income earned on our invested cash and cash equivalents.

Income Tax Expense. Income tax expense was $1.7 million in the thirteen week period ended July 1, 2006, which reflects an estimated effective annualized tax rate of 31.8%. In the thirteen week period ended June 25, 2005, income tax expense was $1.3 million, which reflects an estimated effective annualized tax rate of 31.0%. The increase in the estimated effective annualized tax rate is due to the estimated tax impact of share-based compensation in 2006.

Net Income. Net income increased $0.7 million to $3.5 million in the thirteen week period ended July 1, 2006 compared to net income of $2.9 million in the thirteen week period ended June 25, 2005, primarily due to an increase in operating income of $0.8 million driven by an increase in revenues of $8.4 million and improved labor and operating costs as a percentage of revenues.

Twenty-Six Week Period Ended June 25, 2005 Compared to Twenty-Six Week Period Ended July 1, 2006

The following are highlights of our financial performance for the twenty-six week period ended July 1, 2006 compared to the twenty-six week period ended June 25, 2005:

•	Revenues increased 15.2% to $148.4 million from $128.8 million

•	Comparable restaurant sales increased 3.4%

•	Operating income increased 23.6% to $8.5 million from $6.9 million

•	Net income increased 29.6% to $5.8 million from $4.5 million

•	Diluted earnings per share increased to $0.40 from $0.32

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Twenty-six week period ended
	June 25, 2005		July 1, 2006
	(in thousands)
Revenues	$128,771	100.0%	$148,369	100.0%

Restaurant operating costs
Food and beverage	37,687	29.3%	43,386	29.2%
Labor	40,736	31.6%	46,537	31.4%
Operating	19,014	14.8%	21,623	14.6%
Occupancy	11,666	9.0%	13,514	9.1%

Total restaurant operating costs	109,103	84.7%	125,060	84.3%
General and administrative expenses	6,903	5.4%	7,954	5.4%
Restaurant pre-opening costs	1,288	1.0%	1,485	1.0%
Depreciation and amortization	4,613	3.6%	5,384	3.6%

Total costs and expenses	121,907	94.7%	139,883	94.3%

Operating income	6,864	5.3%	8,486	5.7%
Interest expense (income), net	323	0.2%	(90)	(0.1)%

Income before income taxes	6,541	5.1%	8,576	5.8%
Income tax expense	2,028	1.6%	2,727	1.9%

Net income	$4,513	3.5%	$5,849	3.9%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs, from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 25, 2005	July 1, 2006	$	%
		(in thousands)
Revenues	$128,771	$148,369	$19,598	15.2%

Restaurant operating costs
Food and beverage	$37,687	$43,386	$5,699	15.1%
Labor	40,736	46,537	5,801	14.2%
Operating	19,014	21,623	2,609	13.7%
Occupancy	11,666	13,514	1,848	15.8%

Total restaurant operating costs	$109,103	$125,060	$15,957	14.6%

Revenues. Revenues increased $19.6 million, or 15.2%, to $148.4 million in the twenty-six week period ended July 1, 2006 from $128.8 million in the twenty-six week period ended June 25, 2005. This increase was primarily attributable to an increase in comparable restaurant sales of 3.4% coupled with revenues generated by the restaurants not included in the comparable base. The comparable restaurant sales increase was primarily the result of increased guest counts.

Food and Beverage Costs. Food and beverage costs increased $5.7 million, or 15.1%, to $43.4 million in the twenty-six week period ended July 1, 2006 from $37.7 million in the twenty-six week period ended June 25, 2005. This increase was primarily attributable to the seven company-owned restaurants opened since June 25, 2005. Food and beverage costs as a percentage of revenues decreased to 29.2% in the twenty-six week period ended July 1, 2006 from 29.3% in the twenty-six week period ended June 25, 2005.

Labor Costs. Labor costs increased $5.8 million, or 14.2%, to $46.5 million in the twenty-six week period ended July 1, 2006, from $40.7 million in twenty-six week period ended June 25, 2005. This increase was primarily attributable to the seven company-owned restaurants opened since June 25, 2005. Labor costs as a percentage of revenues decreased to 31.4 % in the twenty-six week period ended July 1, 2006 from 31.6% in the twenty-six week period ended June 25, 2005. The decrease in labor costs as a percentage of revenues was primarily due to the leverage of higher revenues on fixed labor costs for the twenty-six week period ended July 1, 2006, coupled with lower workers’ compensation expense resulting from lower average claims incurred by restaurants.

Operating Costs. Operating costs increased $2.6 million, or 13.7%, to $21.6 million in the twenty-six week period ended July 1, 2006 from $19.0 million in the twenty-six week period ended June 25, 2005. This increase was primarily attributable to the seven company-owned restaurants opened since June 25, 2005. Operating costs as a percentage of revenues decreased to 14.6% in the twenty-six week period ended July 1, 2006 from 14.8% in the twenty-six week period ended June 25, 2005 primarily due to the leverage of higher revenues on fixed operating costs in the twenty-six week period ended July 1, 2006.

Occupancy Costs. Occupancy costs increased $1.8 million, or 15.8%, to $13.5 million in the twenty-six week period ended July 1, 2006 from $11.7 million in the twenty-six week period ended June 25, 2005, primarily due to the seven company-owned restaurants opened since June 25, 2005. Occupancy costs as a percentage of revenues increased to 9.1% in the twenty-six week period ended July 1, 2006 from 9.0% in the twenty-six week period ended June 25, 2005. The increase is primarily due to an increase in common area maintenance costs and property tax expense for the twenty-six week period ended July 1, 2006

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 25, 2005	July 1, 2006	$	%
		(in thousands)
General and administrative expenses	$6,903	$7,954	$1,051	15.2%
Restaurant pre-opening costs	1,288	1,485	197	15.3%
Depreciation and amortization	4,613	5,384	771	16.7%

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 15.2%, to $8.0 million in the twenty-six week period ended July 1, 2006 from $6.9 million in the thirteen week period ended June 25, 2005. General and administrative expenses as a percentage of revenues was 5.4% in both the twenty-six week period ended July 1, 2006 and June 25, 2005. The increase in general and administrative expenses was primarily due to the increase in the number of restaurants coupled with share-based compensation expenses of $0.5 million recognized as a result of the adoption of SFAS 123R as of January 1, 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $0.2 million, or 15.3%, to $1.5 million in the twenty-six week period ended July 1, 2006 from $1.3 million in the twenty-six week period ended June 25, 2005, primarily due to the timing of restaurant openings and restaurants under construction in the twenty-six week period ended July 1, 2006 compared to the twenty-six week period ended June 25, 2005.

Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 16.7%, to $5.4 million in the twenty-six week period ended July 1, 2006 from $4.6 million in the twenty-six week period ended June 25, 2005. The increase was primarily due to the addition of seven company-owned restaurants since June 25, 2005.

Interest Expense (Income), Net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, income tax expense and net income from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 25, 2005	July 1, 2006	$	%
		(in thousands)
Interest expense (income), net	$323	$(90)	$(413)	NM *

Income before income taxes	$6,541	$8,576	$2,035	31.1%
Income tax expense	2,028	2,727	699	34.5%

Net income	$4,513	$5,849	$1,336	29.6%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest income, net of interest expense, was $90,000 in the twenty-six week period ended July 1, 2006 compared to interest expense of $0.3 million in the twenty-six week period ended June 25, 2005. This was primarily due to the paydown of our revolving credit facility in December 2005, coupled with interest income earned on our invested cash and cash equivalents.

Income Tax Expense. Income tax expense was $2.7 million in the twenty-six week period ended July 1, 2006, which reflects an estimated effective annualized tax rate of approximately 31.8%. In the twenty-six week period ended June 25, 2005, income tax expense was $2.0 million, which reflects an estimated effective annualized tax rate of 31.0%. The increase in the estimated effective annualized tax rate is due to the estimated tax impact of share-based compensation in 2006.

Net Income. Net income increased $1.3 million to $5.8 million in the twenty-six week period ended July 1, 2006 compared to net income of $4.5 million in the twenty-six week period ended June 25, 2005, primarily due to an increase in operating income of $1.6 million driven by an increase in revenues of $19.6 million, and improved food and beverage, labor and operating costs as a percentage of revenues.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities.

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Twenty-six week period ended
	June 25, 2005	July 1, 2006
	(in thousands)
Net cash provided by operating activities	$10,668	$14,891
Net cash used in investing activities	(10,868)	(10,939)
Net cash provided by financing activities	262	639

Net increase in cash and cash equivalents	$62	$4,591

Net cash provided by operating activities was $14.9 million in the twenty-six week period ended July 1, 2006 compared to $10.7 million in the twenty-six week period ended June 25, 2005. Net cash provided by operating activities in the twenty-six week period ended July 1, 2006 was primarily due net income of $5.8 million and an increase in accrued expenses of $3.4 million.

Net cash used in investing activities was approximately $10.9 million in both the twenty-six week period ended July 1, 2006 and June 25, 2005. We use cash for tenant improvements and equipment to open new restaurants and to upgrade and add capacity to existing restaurants. Net cash used in investing activities will vary based on the number of new restaurants under construction and the expansion of existing restaurant capacity during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $0.6 million in the twenty-six week period ended July 1, 2006. The net cash provided by financing activities was primarily a result of proceeds from stock options exercised of $0.5 million and excess tax benefits from stock-based compensation of $0.3 million, partially offset by payments made on capital lease obligations of $0.2 million. Net cash provided by financing activities was $0.3 million in the twenty-six week period ended June 25, 2005. The net cash provided by financing activities was primarily a result of an increase in book overdraft of $0.5 million, off-set by payments made on capital lease obligations of $0.2 million.

As of July 1, 2006, we had no borrowings on our $50.0 million revolving credit facility. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. As of July 1, 2006, the maximum exposure under these standby letters of credit was $1.5 million. As of July 1, 2006, there were no amounts drawn upon these letters of credit and we had $48.5 million available under our revolving credit facility.

Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We were in compliance with these covenants as of July 1, 2006.

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

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of July 1, 2006.

Operating Leases

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the lease term as defined in SFAS 13. The lease term is determined to commence on the date which is normally when the property is ready for normal tenant improvements (build-out period), when no rent payments are typically due under the terms of the lease. The difference between rent expense using the straight-line method and minimum rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. As of July 1, 2006, we had no outstanding borrowings. Loans under our revolving credit facility mature on July 23, 2009.

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

Each of our restaurants must obtain licenses from regulatory authorities to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In certain jurisdictions where we operate the number of alcoholic beverage licenses available is limited and licenses are traded at market prices.

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

Our Annual Meeting of Stockholders was held on May 15, 2006 in Portland, Oregon. A total of 13,654,001 shares were present or represented by proxy at the meeting, representing approximately 96% of the shares outstanding as of the March 31, 2006 record date. The only matter submitted for a vote was the election of nine nominees to serve as directors. Each of our incumbent directors was re-elected as follows:

	For	Withheld
Douglas L. Schmick	12,793,744	860,257
Saed Mohseni	13,609,123	44,878
Lee M. Cohn	8,751,744	4,902,257
Elliott H. Jurgensen, Jr.	12,150,885	1,503,116
J. Rice Edmonds	13,615,907	38,094
David B. Pittaway	13,492,207	161,794
Harold O. Rosser	13,503,907	150,094
Fortunato N. Valenti	12,681,219	972,782
Justin B. Wender	8,406,703	5,247,298

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBITS.

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1	Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

10.1	Form of Restricted Stock Agreement, as amended.

10.2	First Amendment to Revolving Credit Agreement dated as of May 11, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

By:	/s/ SAED MOHSENI
Saed Mohseni
Chief Executive Officer (principal executive officer)

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer (principal financial and accounting officer)

Date: August 9, 2006

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1	Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

10.1	Form of Restricted Stock Agreement, as amended.

10.2	First Amendment to Revolving Credit Agreement dated as of May 11, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.