Form 10-Q
period 2006-09-30
McCormick & Schmicks Seafood Restaurants Inc.
filed 2006-11-08
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 14,238,213 shares of common stock outstanding as of September 30, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	September 30, 2006
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,705	$3,455
Trade accounts receivable, net	5,081	6,072
Tenant improvement allowance receivables	1,780	1,194
Inventories	4,517	4,376
Prepaid expenses and other current assets	3,020	4,363
Deferred income taxes	6,688	2,697

Total current assets	25,791	22,157
Property and equipment	104,727	119,429
Other assets	53,646	53,663
Goodwill	19,996	19,996

Total assets	$204,160	$215,245

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,431	$12,428
Accrued expenses	18,970	20,904
Capital lease obligations, current portion	368	386

Total current liabilities	32,769	33,718
Other long-term liabilities	15,618	17,439
Capital lease obligations, noncurrent portion	338	47
Deferred income taxes	11,982	9,954

Total liabilities	60,707	61,158

Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 13,784 and 14,238 shares issued and outstanding	14	14
Additional paid in capital	136,292	138,374
Retained earnings	7,147	15,699

Total stockholders’ equity	143,453	154,087

Total liabilities and stockholders’ equity	$204,160	$215,245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Thirty-nine week period ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Revenues	$68,014	$75,648	$196,785	$224,017

Restaurant operating costs
Food and beverage	20,013	22,120	57,700	65,505
Labor	21,421	23,827	62,157	70,364
Operating	10,447	11,768	29,462	33,392
Occupancy	6,267	6,964	17,933	20,478

Total restaurant operating costs	58,148	64,679	167,252	189,739
General and administrative expenses	3,541	4,031	10,444	11,985
Restaurant pre-opening costs	760	310	2,048	1,795
Depreciation and amortization	2,483	2,733	7,095	8,117

Total costs and expenses	64,932	71,753	186,839	211,636

Operating income	3,082	3,895	9,946	12,381
Interest expense (income), net	131	(69)	454	(159)

Income before income taxes	2,951	3,964	9,492	12,540
Income tax expense	915	1,261	2,942	3,988

Net income	$2,036	$2,703	$6,550	$8,552

Net income per share
Basic	$0.15	$0.19	$0.48	$0.60
Diluted	$0.15	$0.19	$0.47	$0.59
Shares used in computing net income per share
Basic	13,783	14,230	13,782	14,214
Diluted	14,026	14,480	13,983	14,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirty-nine week period ended
	September 24, 2005	September 30, 2006
Operating activities
Net income	$6,550	$8,552
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,095	8,117
Deferred income taxes	2,670	1,963
Share based compensation	—	1,059
Changes in operating assets and liabilities
Trade accounts receivable	(12)	(991)
Tenant improvement allowance receivables	(2,811)	586
Inventories	(301)	141
Prepaid expenses and other current assets	(15)	(1,343)
Accounts payable	64	(1,003)
Accrued expenses	3,038	1,933
Other long-term liabilities	3,160	1,821

Net cash provided by operating activities	19,438	20,835

Investing activities
Acquisition of property and equipment	(17,036)	(22,676)
Other assets	(20)	(159)

Net cash used in investing activities	(17,056)	(22,835)

Financing activities
Increase in book overdraft	1,925	—
Borrowings made on revolving credit facility	7,000	—
Payments made on revolving credit facility	(11,000)	—
Payments on capital lease obligations	(328)	(273)
Proceeds from stock options exercised	14	713
Excess tax benefits from share based compensation	—	310

Net cash provided by (used in) financing activities	(2,389)	750

Net decrease in cash and cash equivalents	(7)	(1,250)
Cash and cash equivalents, beginning of period	451	4,705

Cash and cash equivalents, end of period	$444	$3,455

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$702	$249
Income taxes	$273	$1,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Unaudited

1.	The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. McCormick & Schmick’s Seafood Restaurants, Inc. is the survivor of a merger with McCormick & Schmick Holdings LLC (the “LLC”) that occurred on July 20, 2004, prior to the Company’s initial public offering. As of September 30, 2006 the Company owned and operated 63 restaurants in 24 states and the District of Columbia, including two pursuant to management agreements.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the thirteen and thirty-nine week periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006.

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

Share-Based Compensation Plan

The Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the thirteen week and thirty-nine week periods ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the thirteen week and thirty-nine week periods ended September 30, 2006 was $0.5 million, and $1.1 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock awards. There was no share-based compensation expense recognized related to stock awards during the thirteen week or thirty-nine week periods ended September 24, 2005.

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

The fair value of the Company’s stock options was estimated using the following assumptions.

	Thirteen and thirty-nine week periods ended
	September 24, 2005	September 30, 2006
Expected volatility	24.3%	24.3%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	9%	9%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

In May 2006, the Board of Directors of the Company approved, and the Company issued, 142,000 shares of restricted stock to certain employees and executive officers. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company.

The following table represents the effect on net income and net income per share for the thirteen and thirty-nine week periods ended September 24, 2005 if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Share Based Payment” (“SFAS 123”) to share-based compensation (in thousands, except per share amounts).

	Thirteen week period ended September 24, 2005	Thirty-nine week period ended September 24, 2005
Net income, as reported	$2,036	$6,550
Share-based compensation on the fair value method, net of tax	(200)	(635)

Pro forma net income	$1,836	$5,915

Basic net income per share
As reported	$0.15	$0.48
Pro forma	$0.13	$0.43
Fully diluted net income per share
As reported	$0.15	$0.47
Pro forma	$0.13	$0.43
Shares used in computing net income per share
As reported
Basic	13,783	13,782
Fully diluted	14,026	13,983
Pro forma
Basic	13,783	13,782
Fully diluted	13,950	13,886

Basic and Diluted Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method assumed, proceeds include the amount the employee must pay for exercising stock options, the purchase price the grantee pays for restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock.

Operating Leases

The Company operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are nonsubstantive and achievement of such sales targets is reasonably assured. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. The Company receives certain tenant improvement allowances, which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $13.9 million and $16.3 million as of September 24, 2005 and September 30, 2006, respectively.

4.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 clarifies that income taxes are not within the scope of FASB statement No. 5, “Accounting for Contingencies.”

FIN 48 applies to all tax positions related to income taxes subject to FASB statement No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

5.	Long-Term Debt and Standby Letters of Credit

The Company has a $50.0 million revolving credit facility under which borrowings are collateralized by a first priority security interest in all of the Company’s assets and matures on July 23, 2009. As of September 30, 2006, there was no outstanding balance on the credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 30, 2006 and December 31, 2005 the maximum exposure under these standby letters of credit was $2.7 million and $1.5 million, respectively, and there were no amounts drawn upon these letters of credit. At September 30, 2006 and December 31, 2005, the Company had $47.3 million and $48.5 million, respectively, available under its revolving credit facility.

Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of September 30, 2006.

6.	Share-Based Compensation

On June 16, 2004, the Company adopted its 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, and consultants of the Company and of any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The Company issues new shares upon exercise of stock options. On May 23, 2006, the Company issued to officers and employees an aggregate of 142,000 shares of restricted stock. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

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

The table below summarizes the status of the Company’s stock option activity as of September 30, 2006.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 17, 2004	—	$—
Granted	879,600	12.00
Forfeited	9,100	12.00

Outstanding at December 25, 2004	870,500	12.00

Exercised	16,856	12.00
Forfeited	20,798	12.00

Outstanding at December 31, 2005	832,846	12.00

Exercised	59,440	12.00	$684,906
Forfeited	6,931	12.00	78,382

Outstanding at September 30, 2006	766,475	12.00	8,040,323

Exercisable at September 30, 2006	487,613	12.00	5,115,060

The table below summarizes information about stock options outstanding at September 30, 2006.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00	766,475	7.8	$12.00	487,613	$12.00

The table below summarizes information about restricted stock at September 30, 2006.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—	$—
Granted	142,000	—	$3,273,100
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2006	142,000	—	3,193,580
Exercisable at September 30, 2006	—	—

Share-based compensation expense recognized under SFAS 123R for the thirteen week and thirty-nine week periods ended September 30, 2006 was $0.5 million and $1.1 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock. There was no share-based compensation expense recognized related to stock awards during the thirteen week and thirty-nine week periods ended September 24, 2005. As of September 30, 2006, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $0.7 million and $2.9 million, respectively.

The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the thirteen week and thirty-nine week periods ended September 24, 2005 and September 30, 2006 (in thousands).

	Thirteen week period ended		Thirty-nine week period ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Labor	$—	$17	$—	$56
General and administrative expenses	—	468	—	1,004

Share-based compensation expense included in total costs and expenses	—	485	—	1,060
Income tax benefit related to share-based compensation	—	140	—	248

Share-based compensation expense related to employee stock options, net of tax	$—	$345	$—	$812

7.	Related Party Transactions

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.3 million for each of the thirteen week periods ended September 30, 2006 and September 24, 2005, and $0.7 million for each of the thirty-nine week periods ended September 30, 2006 and September 24, 2005.

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

9.	Subsequent Events

On November 1, 2006, the Company executed an agreement to acquire all of the operating assets and intellectual property of the Boathouse restaurant concept from The Spectra Group of Great Restaurants Inc. for approximately US$14.3 million. The Boathouse operates five locations, and is developing a sixth, in Vancouver, British Columbia, Canada. On October 31, 2006, the Company entered into an amendment of its revolving credit facility agreement to increase by $20.0 million permissible growth capital expenditures and permitted acquisitions under the agreement. The amendment did not alter the maximum amount the Company may borrow under the credit facility.

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

Overview

Our Company was founded in 1972 with William P. McCormick’s acquisition of Jake’s Famous Crawfish in Portland, Oregon. In July 2004 we completed our initial public offering. We have expanded our restaurant base to 63 restaurants in 24 states and the District of Columbia, as of September 30, 2006, including two restaurants operated pursuant to management contracts.

We have grown our business by offering our customers a daily-printed menu with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, labor costs, restaurant operating expenses, and occupancy costs, with a focus on these costs and expenses as a percentage of revenues. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting total restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

The most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu at least once daily in most of our restaurants, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater restaurant coverage of our vice presidents of operations and regional managers will allow us to leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review and implement strategies to effectively control increases.

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

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2006 plan includes opening seven new restaurants, four of which were opened as of September 30, 2006. In 2007, the Company expects to open 11 restaurants. In addition, on November 1, 2006, the Company agreed to purchase five Boathouse restaurants, and a sixth under development, in Vancouver, British Columbia. The Company expects to complete that acquisition in the first fiscal quarter of 2007. In addition to new restaurant growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2005.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended September 30, 2006 compared to the thirteen week period ended September 24, 2005:

•	Revenues increased 11.2% to $75.6 million from $68.0 million

•	Comparable restaurant sales increased 2.9%

•	Operating income increased 26.4% to $3.9 million from $3.1 million

•	Net income increased 32.8% to $2.7 million from $2.0 million

•	Diluted earnings per share increased to $0.19 from $0.15

Thirteen Week Period Ended September 24, 2005 Compared to Thirteen Week Period Ended September 30, 2006

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirteen week period ended
	September 24, 2005		September 30, 2006
	(in thousands)
Revenues	$68,014	100.0%	$75,648	100.0%

Restaurant operating costs
Food and beverage	20,013	29.4%	22,120	29.2%
Labor	21,421	31.5%	23,827	31.5%
Operating	10,447	15.4%	11,768	15.6%
Occupancy	6,267	9.2%	6,964	9.2%

Total restaurant operating costs	58,148	85.5%	64,679	85.5%
General and administrative expenses	3,541	5.2%	4,031	5.3%
Restaurant pre-opening costs	760	1.1%	310	0.4%
Depreciation and amortization	2,483	3.7%	2,733	3.7%

Total costs and expenses	64,932	95.5%	71,753	94.9%

Operating income	3,082	4.5%	3,895	5.1%
Interest expense (income), net	131	0.2%	(69)	(0.1)%

Income before income taxes	2,951	4.3%	3,964	5.2%
Income tax expense	915	1.3%	1,261	1.6%

Net income	$2,036	3.0%	$2,703	3.6%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	September 24, 2005	September 30, 2006	$	%
		(in thousands)
Revenues	$68,014	$75,648	$7,634	11.2%

Restaurant operating costs
Food and beverage	$20,013	$22,120	$2,107	10.5%
Labor	21,421	23,827	2,406	11.2%
Operating	10,447	11,768	1,321	12.6%
Occupancy	6,267	6,964	697	11.1%

Total restaurant operating costs	$58,148	$64,679	$6,531	11.2%

Revenues. Revenues increased $7.6 million, or 11.2%, to $75.6 million in the thirteen week period ended September 30, 2006 from $68.0 million in the thirteen week period ended September 24, 2005. This increase was primarily attributable to an increase in comparable restaurant sales of 2.9% coupled with revenues generated by the restaurants not included in the comparable base.

Food and Beverage Costs. Food and beverage costs increased $2.1 million, or 10.5%, to $22.1 million in the thirteen week period ended September 30, 2006 from $20.0 million in the thirteen week period ended September 24, 2005. This increase was primarily attributable to the six company-owned restaurants opened since September 24, 2005. Food and beverage costs as a percentage of revenues decreased to 29.2% in the thirteen week period ended September 30, 2006 from 29.4% in the thirteen week period ended September 24, 2005.

Labor Costs. Labor costs increased $2.4 million, or 11.2%, to $23.8 million in the thirteen week period ended September 30, 2006, from $21.4 million in thirteen week period ended September 24, 2005. This increase was primarily attributable to the six company-owned restaurants opened since September 24, 2005. Labor costs as a percentage of revenues were 31.5 % in both of the thirteen week period ended September 30, 2006 and September 24, 2005 and we continue to benefit from the leverage of higher average weekly sales volume for the comparable restaurants on fixed labor costs as well as an overall lower average number of workers’ compensation claims per restaurant.

Operating Costs. Operating costs increased $1.3 million, or 12.6%, to $11.8 million in the thirteen week period ended September 30, 2006 from $10.4 million in the thirteen week period ended September 24, 2005. This increase was primarily attributable to the six company-owned restaurants opened since September 24, 2005. Operating costs as a percentage of revenues increased to 15.6% in the thirteen week period ended September 30, 2006 from 15.4% in the thirteen week period ended September 24, 2005, primarily due to higher utility costs partially offset by the leverage of higher average weekly sales volume for the comparable restaurants on fixed operating costs.

Occupancy Costs. Occupancy costs increased $0.7 million, or 11.1%, to $7.0 million in the thirteen week period ended September 30, 2006 from $6.3 million in the thirteen week period ended September 24, 2005, primarily due to the six company-owned restaurants opened since September 24, 2005. Occupancy costs as a percentage of revenues were 9.2% in both of the thirteen week periods ended September 30, 2006 and September 24, 2005.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	September 24, 2005	September 30, 2006	$	%
		(in thousands)
General and administrative expenses	$3,541	$4,031	$490	13.8%
Restaurant pre-opening costs	760	310	(450)	(59.2)%
Depreciation and amortization	2,483	2,733	250	10.1%

General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 13.8%, to $4.0 million in the thirteen week period ended September 30, 2006 from $3.5 million in the thirteen week period ended September 24, 2005. General and administrative expenses as a percentage of revenues increased to 5.3% in the thirteen week period ended September 30, 2006 from 5.2% in the thirteen week period ended September 24, 2005. Compensation expense increased $0.2 million and other general and administrative expenses increased $0.3 million, primarily due to the growth of our business for the thirteen week period ended September 30, 2006 compared to the thirteen week period ended September 24, 2005. Included in general and administrative expenses for the thirteen week period ended September 30, 2006 was $0.5 million of share-based compensation expenses recognized as a result of the adoption of SFAS 123R as of January 1, 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.5 million, or 59.2%, to $0.3 million in the thirteen week period ended September 30, 2006 from $0.8 million in the thirteen week period ended September 24, 2005, primarily due to the timing of restaurant openings and restaurants under construction in the thirteen week period ended September 30, 2006 compared to the thirteen week period ended September 24, 2005.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 10.1%, to $2.7 million in the thirteen week period ended September 30, 2006 from $2.5 million in the thirteen week period ended September 24, 2005. The increase was primarily due to the addition of six company-owned restaurants since September 24, 2005.

Interest Expense (Income), Net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	September 24, 2005	September 30, 2006	$	%
		(in thousands)
Interest expense (income), net	$131	$(69)	$(200)	*

Income before income taxes	$2,951	$3,964	$1,031	34.3%
Income tax expense	915	1,261	346	37.8%

Net income	$2,036	$2,703	$667	32.8%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest income, net of interest expense, was $69,000 in the thirteen week period ended September 30, 2006 compared to interest expense of $131,000 in the thirteen week period ended September 24, 2005. This change was primarily due to the paydown of our revolving credit facility in December 2005, coupled with interest income earned on our invested cash and cash equivalents.

Income Tax Expense. Income tax expense was $1.3 million in the thirteen week period ended September 30, 2006, which reflects an estimated effective annualized tax rate of 31.8%. In the thirteen week period ended September 24, 2005, income tax expense was $0.9 million, which reflects an estimated effective annualized tax rate of 31.0%. The increase in the estimated effective annualized tax rate is due to the estimated tax impact of share-based compensation in 2006.

Net Income. Net income increased $0.7 million to $2.7 million in the thirteen week period ended September 30, 2006 compared to net income of $2.0 million in the thirteen week period ended September 24, 2005, primarily due to higher revenues and lower pre-opening costs.

Thirty-Nine Week Period Ended September 24, 2005 Compared to Thirty-Nine Week Period Ended September 30, 2006

The following are highlights of our financial performance for the thirty-nine week period ended September 30, 2006 compared to the thirty-nine week period ended September 24, 2005:

•	Revenues increased 13.8% to $224.0 million from $196.8 million

•	Comparable restaurant sales increased 3.3%

•	Operating income increased 24.5% to $12.4 million from $9.9 million

•	Net income increased 30.6% to $8.6 million from $6.6 million

•	Diluted earnings per share increased to $0.59 from $0.47

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirty-nine week period ended
	September 24, 2005		September 30, 2006
	(in thousands)
Revenues	$196,785	100.0%	$224,017	100.0%

Restaurant operating costs
Food and beverage	57,700	29.3%	65,505	29.2%
Labor	62,157	31.6%	70,364	31.5%
Operating	29,462	15.0%	33,392	14.9%
Occupancy	17,933	9.1%	20,478	9.1%

Total restaurant operating costs	167,252	85.0%	189,739	84.7%
General and administrative expenses	10,444	5.3%	11,985	5.4%
Restaurant pre-opening costs	2,048	1.0%	1,795	0.8%
Depreciation and amortization	7,095	3.6%	8,117	3.6%

Total costs and expenses	186,839	94.9%	211,636	94.5%

Operating income	9,946	5.1%	12,381	5.5%
Interest expense (income), net	454	0.2%	(159)	(0.1)%

Income before income taxes	9,492	4.8%	12,540	5.6%
Income tax expense	2,942	1.5%	3,988	1.8%

Net income	$6,550	3.3%	$8,552	3.8%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs, from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 24, 2005	September 30, 2006	$	%
		(in thousands)
Revenues	$196,785	$224,017	$27,232	13.8%

Restaurant operating costs
Food and beverage	$57,700	$65,505	$7,805	13.5%
Labor	62,157	70,364	8,207	13.2%
Operating	29,462	33,392	3,930	13.3%
Occupancy	17,933	20,478	2,545	14.2%

Total restaurant operating costs	$167,252	$189,739	$22,487	13.4%

Revenues. Revenues increased $27.2 million, or 13.8%, to $224.0 million in the thirty-nine week period ended September 30, 2006 from $196.8 million in the thirty-nine week period ended September 24, 2005. This increase was primarily attributable to an increase in comparable restaurant sales of 3.3% coupled with revenues generated by the restaurants not included in the comparable base. The comparable restaurant sales increase was primarily the result of increased comparable guest counts.

Food and Beverage Costs. Food and beverage costs increased $7.8 million, or 13.5%, to $65.5 million in the thirty-nine week period ended September 30, 2006 from $57.7 million in the thirty-nine week period ended September 24, 2005. This increase was primarily attributable to the six company-owned restaurants opened since September 24, 2005. Food and beverage costs as a percentage of revenues decreased to 29.2% in the thirty-nine week period ended September 30, 2006 from 29.3% in the thirty-nine week period ended September 24, 2005.

Labor Costs. Labor costs increased $8.2 million, or 13.2%, to $70.4 million in the thirty-nine week period ended September 30, 2006, from $62.2 million in thirty-nine week period ended September 24, 2005. This increase was primarily attributable to the six company-owned restaurants opened since September 24, 2005. Labor costs as a percentage of revenues decreased to 31.5 % in the thirty-nine week period ended September 30, 2006 from 31.6% in the thirty-nine week period ended September 24, 2005. The decrease in labor costs as a percentage of revenues was primarily due to the leverage of higher average weekly sales volume for the comparable restaurants on fixed labor costs, as well as an overall lower average number of workers’ compensation claims per restaurant.

Operating Costs. Operating costs increased $3.9 million, or 13.3%, to $33.4 million in the thirty-nine week period ended September 30, 2006 from $29.5 million in the thirty-nine week period ended September 24, 2005. This increase was primarily attributable to the six company-owned restaurants opened since September 24, 2005. Operating costs as a percentage of revenues decreased to 14.9% in the thirty-nine week period ended September 30, 2006 from 15.0% in the thirty-nine week period ended September 24, 2005. The decrease was due to the leverage of higher average weekly sales volumes for the comparable restaurants on fixed operating costs for the thirty-nine week period ended September 30, 2006, partially offset by the impact of higher utility costs.

Occupancy Costs. Occupancy costs increased $2.5 million, or 14.2%, to $20.5 million in the thirty-nine week period ended September 30, 2006 from $17.9 million in the thirty-nine week period ended September 24, 2005, primarily due to the six company-owned restaurants opened since September 24, 2005. Occupancy costs as a percentage of revenues were 9.1% in both the thirty-nine week period ended September 30, 2006 and September 24, 2005.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 24, 2005	September 30, 2006	$	%
		(in thousands)
General and administrative expenses	$10,444	$11,985	$1,541	14.8%
Restaurant pre-opening costs	2,048	1,795	(253)	(12.4)%
Depreciation and amortization	7,095	8,117	1,022	14.4%

General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 14.8%, to $12.0 million in the thirty-nine week period ended September 30, 2006 from $10.4 million in the thirty-nine week period ended September 24, 2005. General and administrative expenses as a percentage of revenues increased to 5.4% in the thirty-nine week period ended September 30, 2006 from 5.3% in the thirty-nine week period ended September 24, 2005. The increase in general and administrative expenses was primarily due to the growth in our business coupled with share-based compensation of $1.1 million recognized as a result of the adoption of SFAS 123R as of January 1, 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.3 million, or 12.4%, to $1.8 million in the thirty-nine week period ended September 30, 2006 from $2.0 million in the thirty-nine week period ended September 24, 2005, primarily due to the timing of restaurant openings and restaurants under construction in the thirty-nine week period ended September 30, 2006 compared to the thirty-nine week period ended September 24, 2005.

Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 14.4%, to $8.1 million in the thirty-nine week period ended September 30, 2006 from $7.1 million in the thirty-nine week period ended September 24, 2005. The increase was primarily due to the addition of six company-owned restaurants since September 24, 2005.

Interest Expense (Income), Net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 24, 2005	September 30, 2006	$	%
		(in thousands)
Interest expense (income), net	$454	$(159)	$(613)	*

Income before income taxes	$9,492	$12,540	$3,048	32.1%
Income tax expense	2,942	3,988	1,046	35.6%

Net income	$6,550	$8,552	$2,002	30.6%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest income, net of interest expense, was $0.2 million in the thirty-nine week period ended September 30, 2006 compared to interest expense of $0.5 million in the thirty-nine week period ended September 24, 2005. This change was primarily due to the paydown of our revolving credit facility in December 2005, coupled with interest income earned on our invested cash and cash equivalents.

Income Tax Expense. Income tax expense was $4.0 million in the thirty-nine week period ended September 30, 2006, which reflects an estimated effective annualized tax rate of approximately 31.8%. In the thirty-nine week period ended September 24, 2005, income tax expense was $2.9 million, which reflects an estimated effective annualized tax rate of 31.0%. The increase in the estimated effective annualized tax rate is due to the estimated tax impact of share-based compensation in 2006.

Net Income. Net income increased $2.0 million to $8.6 million in the thirty-nine week period ended September 30, 2006 compared to net income of $6.6 million in the thirty-nine week period ended September 24, 2005, primarily due to an increase in operating income of $2.4 million due to higher revenues of $27.2 million, and improved food and beverage, labor and operating costs as a percentage of revenues.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities. We intend to finance the acquisition of the Boathouse restaurants through borrowings under our credit facility and with cash on hand.

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Thirty-nine week period ended
	September 24, 2005	September 30, 2006
	(in thousands)
Net cash provided by operating activities	$19,438	$20,835
Net cash used in investing activities	(17,056)	(22,835)
Net cash provided by (used in) financing activities	(2,389)	750

Net decrease in cash and cash equivalents	$(7)	$(1,250)

Net cash provided by operating activities was $20.8 million in the thirty-nine week period ended September 30, 2006 compared to $19.4 million in the thirty-nine week period ended September 24, 2005. The increase in net cash provided by operating activities in the thirty-nine week period ended September 30, 2006 was primarily due to higher net income.

Net cash used in investing activities was approximately $22.8 million in the thirty-nine week period ended September 30, 2006 compared to $17.1 million in the thirty-nine week period ended September 24, 2005. The net cash used in investing activities increased primarily due to payments made on restaurants planned to be opened in 2007 of $4.2 million. We also use cash for tenant improvements and equipment to open new restaurants and to upgrade and add capacity to existing restaurants. Net cash used in investing activities will vary based on the number of new restaurants under construction and the expansion of existing restaurant capacity during the period. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $0.8 million in the thirty-nine week period ended September 30, 2006. The net cash provided by financing activities was primarily a result of proceeds from stock options exercised of $0.7 million and excess tax benefits from share based compensation of $0.3 million, partially offset by payments made on capital lease obligations of $0.3 million. Net cash used by financing activities was $2.4 million in the thirty-nine week period ended September 24, 2005. The net cash used in financing activities was primarily a result of payments made on our revolving credit facility of $11.0 million, partially offset by borrowings made on our revolving credit facility of $7.0 million, and a decrease in book overdraft of $1.9 million.

As of September 30, 2006, we had no borrowings on our $50.0 million revolving credit facility. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. As of September 30, 2006, the maximum exposure under these standby letters of credit was $2.7 million. As of September 30, 2006, there were no amounts drawn upon these letters of credit and we had $47.3 million available under our revolving credit facility.

Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We amended the growth capital expenditure limitation on October 31, 2006 to allow the acquisition of the Boathouse restaurants. We were in compliance with these covenants as of September 30, 2006.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are the following:

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

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of September 30, 2006.

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

Share-Based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). We adopted SFAS 123R using the modified prospective transition method as of January 1, 2006, the first day of our fiscal year 2006. Under SFAS 123R, we determined the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. As of September 30, 2006, we had no outstanding borrowings. Loans under our revolving credit facility mature on July 23, 2009.

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

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on our business, results of operations, financial position or cash flows.

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

Our growth strategy includes opening restaurants in markets where we have little or no operating experience and in which potential customers may not be familiar with our restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and our ability to generate market awareness and acceptance of the McCormick & Schmick’s brand and our other brands. As a result, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer customers than our more established restaurants in existing markets. Sales at restaurants we open in new markets may take longer to reach our average annual sales, if at all. As a result, the results of operations at our new restaurants may be inferior to those of our existing restaurants. We may not be able to profitably open restaurants in new markets.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We opened seven company-owned restaurants in 2005 and we plan to open seven in 2006 and eleven in 2007. In addition, we have signed an agreement to acquire five Boathouse restaurants, and a sixth under development, in Vancouver, British Columbia. We anticipate completing this acquisition in the first fiscal quarter of 2007. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

Our operating results may fluctuate significantly because of several factors, including:

•	our ability to achieve and manage our planned expansion;

•	our ability to achieve market acceptance, particularly in new markets;

•	our ability to raise capital;

•	changes in the availability and costs of food;

•	the loss of key management personnel;

•	the concentration of our restaurants in specific geographic areas;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences or discretionary spending;

•	fluctuations in the number of visitors or business travelers to downtown locations;

•	health concerns about seafood or other foods;

•	our ability to attract, motivate and retain qualified employees;

•	increases in labor costs;

•	the impact of federal, state or local government regulations relating to our employees or the sale or preparation of food and the sale of alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry; and

•	economic trends generally.

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

We depend on the services of our key senior management personnel. Our Chief Executive Officer, Saed Mohseni, will resign in January 2007. Douglas Schmick, our founder and current Chairman and President, will become our Chief Executive Officer. Mr. Schmick served as our Chief Executive Officer from 1974 to 1999. We do not expect that this transition will affect our operations. If we lose the services of any members of our senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and growth. We do not carry key person life insurance on any of our executive officers.

Many of our restaurants are concentrated in local or regional areas and, as a result, we are sensitive to economic and other trends and developments in these areas.

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, ten in California and we have agreed to acquire all of the operating assets and intellectual property of The Boathouse restaurant concept from The Spectra Group of Great Restaurants Inc. The Boathouse operates five restaurants, and a sixth is under development, in Vancouver, British Columbia; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Our insurance policies may not provide adequate levels of coverage against all claims.

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

On November 1, 2006, we agreed to purchase five Boathouse restaurants, and a sixth under development, in Vancouver, British Columbia for approximately US$14.3 million plus payment for specified working capital assets and the assumption of specified short-term liabilities. We do not currently operate restaurants outside of the United States and we do not have experience operating restaurants in British Columbia. We may seek to selectively acquire other existing restaurants and integrate them into our business operations. Achieving the expected benefits of the Boathouse restaurants and any other restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration include:

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

We may be unable to successfully integrate the operations, or realize the anticipated benefits, of the Boathouse restaurants or any other restaurant that we acquire. If we cannot overcome the challenges and risks that we face in integrating the operations of newly acquired restaurants, our business, financial condition and results of operations could be adversely affected.

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

Date: November 8, 2006

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