Form 10-K
period 2006-12-30
McCormick & Schmicks Seafood Restaurants Inc.
filed 2007-03-09
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on December 30, 2006 on The Nasdaq Stock Market Global Market) was $225,072,336. There were 14,481,718 shares of common stock outstanding as of February 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

PART I

ITEM 1. BUSINESS

Overview

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. We have successfully grown our business during the past 35 years by focusing on serving a broad selection of fresh seafood. As of December 30, 2006 we had 66 restaurants in 24 states and the District of Columbia, including two restaurants operated pursuant to management contracts.

Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of international, national, regional and local species of seafood. Our signature “Fresh List,” prominently displayed at the top of our daily-printed menu, features 30 to 40 varieties of fresh seafood, based on product availability, price and customer preferences. We also offer alternatives to seafood, including high quality beef, creative salads and fresh pasta dishes.

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

Fresh Seafood

Our primary business focus for more than 35 years has been to consistently offer a broad selection of fresh seafood, which we believe commands strong loyalty from our customers. Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of nationally available species such as Atlantic lobster, Dungeness crab and Alaskan halibut, as well as seasonal products such as wild king salmon, Columbia River sturgeon, sashimi grade tuna, exotic Hawaiian catch and an extensive variety of cold water oysters. The executive chef and general manager at the majority of our restaurants tailor the menu, at least once daily, based on the availability of different species of fresh seafood, price and customer preferences.

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

Attraction of Our Full-Service Bar

We consider our bar operations to be an integral part of the “McCormick & Schmick’s” brand and central to our broad appeal. We believe the success of our first restaurant, Jake’s Famous Crawfish, was largely driven by its bar operation, which enhanced the dining room business by creating a social forum and building clientele. Our bar operation remains a cornerstone of our restaurant concept, showcasing our commitment to traditionalism and quality. We attract patrons to our bar as a final destination, where they can enjoy a broad selection of liquors, wines and beers in a traditional yet lively environment. Our cocktail drinks are created using traditional methods and are hand-shaken, hand-poured and made with freshly squeezed juices, underlining our focus on product quality. We also offer value-priced items from our full restaurant menu in our bars, which tends to attract younger customers whom we aim to develop into regular restaurant customers.

As a result of our focus on our bar operations as an integral part of our business, our bars drive sales to our restaurants. We run our bar operations as a profit center rather than a mere holding area for diners. In 2006, alcohol sales, predominantly from our bar, accounted for approximately 29% of our revenues and contributed higher gross margins than food sales. The higher gross margins we generate from bar sales allows us the flexibility to offer lower prices on some of our food menu items, helping us maintain our broad guest appeal.

Broad Appeal of Our Concept

We believe we appeal to a broad range of customers by providing an attractive price-value proposition, with prices that are generally more affordable than those of our upscale competitors. Additionally, we believe we offer service that is superior to that of most casual dining operators. The price of a typical meal, including beverages, ranges from $16 to $33 for lunch and $36 to $61 for dinner, with an average of approximately $21 and $48, respectively. Over the past few years, we have enhanced our menu to offer our customers a more affordable dining option by including a selection of lower priced items on our menu. For example, we offer a variety of lunch specials starting at $5.95. We believe even the price sensitive diner values our superior service, and we have received recognition from our customers and industry awards for our service quality.

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

Our broad appeal is supported by our catering and banquet services which we offer both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2006, banquets accounted for approximately 10% of our revenues.

Entrepreneurial Culture with Corporate Control

A key component of our success for over 35 years has been our commitment to promoting and sustaining an entrepreneurial culture throughout our restaurants while maintaining strong corporate oversight and financial controls. Within this strong corporate infrastructure, each restaurant has profit and loss responsibility and a high degree of operating autonomy. The executive chef and general manager at each restaurant have the flexibility, within clearly defined corporate guidelines, to structure menus to cater to customer preferences in that restaurant’s market and respond to changes in product availability and market conditions. We offer quarterly and annual cash performance incentives to certain exempt employees at the restaurant level based on the restaurant’s revenues, costs and profitability, compliance with corporate administrative and payroll guidelines, and the success of other initiatives, such as local community involvement.

We believe our entrepreneurial culture helps us to attract and retain highly qualified and motivated individuals. We have historically retained substantially all of our regional chefs and regional managers and our retention rate for our restaurant general managers and executive chefs is approximately 87%. We believe our decentralized, employee-oriented, entrepreneurial culture creates a sense of pride in our company and allows us to ensure quality service execution at the restaurant level. We believe the stability of our management team and operating personnel, coupled with our disciplined but entrepreneurial culture, positions us for the continued success and growth of our concept.

Portability of Our Brand

We have expanded the McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed successfully with both national and regional restaurant chains and independent local operators, due in part to the flexibility of our real estate model and our nationwide infrastructure. At December 30, 2006, we operated 66 restaurants in 24 states and the District of Columbia, including two pursuant to management contracts, and plan to open as many as 37 additional restaurants over the next three years, excluding our anticipated acquisition of The Boathouse restaurants.

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

We compete on a restaurant-by-restaurant basis with independent local restaurant operators while leveraging the operating strengths of our national infrastructure. We have successfully executed our concept at the local level while maintaining quality and consistency on a national basis in a manner that is not formulaic and that enables us to celebrate the uniqueness of each of our markets. We believe the breadth and scale of our restaurant operations and our more than 35 years of experience in the business give us a competitive advantage in terms of the quality, sourcing and freshness of our menu offerings, and flexibility of price points, making our model difficult to replicate. This competitive advantage contributes to our brand’s reputation for quality and service in the affordable upscale dining sector, which we believe commands strong loyalty from our customers.

Our Growth Strategy

We believe our flexible business model, combined with our fresh menu offerings, professional customer service and inviting restaurant environment, provide us with significant opportunities to further grow our business. Key elements of our growth strategy include the following:

Expansion in Existing Markets

We remain focused on the disciplined growth of our McCormick & Schmick’s brand in our existing markets. We believe we have established the necessary market analysis and site selection procedures for identifying new restaurant opportunities in these markets. In particular, we will continue to evaluate opportunities in affluent suburban areas near existing units in downtown areas to better diversify our presence in existing markets. This strategy enables us to achieve a higher degree of market penetration and brand awareness, resulting in increased repeat business from our broad and diverse customer base. Additionally, we will further leverage the economies of scale of our operations to enhance our competitive advantage against independent local competitors, principally in the areas of advertising, purchasing and distribution infrastructure. We intend to open six restaurants in existing U.S. markets in 2007.

Entry into New Markets

In selecting new market opportunities, we continue to focus on downtown and affluent suburban areas that have large middle to upper-middle income populations, have high customer traffic from thriving businesses or retail markets, and that are convenient for and appealing to business and leisure travelers. We will continue to promote the McCormick & Schmick’s brand image and our broad appeal by opening new restaurants in prime real estate locations and by customizing each new restaurant to the local market. We intend to open five restaurants in new U.S. markets in 2007.

The anticipated acquisition of The Boathouse restaurants will mark our entry into the Canadian market through a well established brand known for its premium locations, broad appeal and operational excellence. Under the purchase agreement, we will acquire five existing restaurants and one that is currently under construction, in the greater Vancouver B.C. area.

Capture of Ancillary Business Opportunities

We will continue to pursue secondary opportunities that are complementary to our primary concept and further our growth objectives. We operate seven restaurants under the name M&S Grill and one under the name Jake’s Grill, each of which offers an alternative menu to that of our seafood restaurants. These restaurants are located near our existing seafood restaurants to take advantage of management and operating efficiencies. We will also continue to consider catering opportunities and management agreements with hotels. We believe entering into management agreements with hotels gives our brand additional exposure to business and leisure travelers, requires minimal initial investment and is therefore low-risk and profitable. We operate two restaurants under management agreements with hotels.

Unit Level Economics

Our average investment per restaurant opened since 1997 has been approximately $2.8 million, including leasehold improvements, furniture, fixtures and equipment, and net of landlord incentive allowances. As a result of the reduction in the size of our restaurant prototype, to facilitate our entry into a greater variety of markets and provide us with increased flexibility with site selection, we anticipate that our average investment per restaurant will be approximately $2.4 million going forward. We believe our focus on a traditional décor has allowed us to benefit from lower restaurant-level maintenance or upgrade costs than those incurred by some of our competitors.

The average restaurant sales volume for restaurants opened from 1997 through 2003 was approximately $5.4 million by the third year of operations. These restaurants were, on average, approximately 10,000 square feet each. Since the beginning of 2002, we have opened 29 new company-owned restaurants, which averaged approximately 8,000 square feet each. Our growth model assumes average unit sales volumes for our 8,000 square feet restaurants of $4.4 million in the third year of operations.

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

We maintain strict quality standards at all of our restaurants. We expect each of our employees to adhere to these standards, and it is the responsibility of the general manager and the executive chef at each restaurant to ensure these standards are upheld. We are committed to providing our guests with high quality, fresh products and superior service. We regularly hold regional management meetings designed to re-emphasize McCormick & Schmick’s philosophy, culture, standards of operation and culinary development. Through use of our standard training materials and our commitment to the hiring, development and training of chefs, we are able to maintain high standards and guidelines for our regularly purchased seafood species.

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

We encourage each of our restaurants to purchase seafood from a network of preferred vendors we have identified as consistently supplying seafood that meets our high standards. The identification and selection of seafood suppliers is reviewed regularly based on product quality, sanitation, fishing practices, pricing and customer service. We prefer suppliers who use day-boats rather than those who are at sea for multiple days because their product is typically fresher. We believe our national and regional presence allows us to achieve better quality and pricing terms for key products, such as fresh fin fish and shellfish, than most of our competitors. Other food products, such as high quality beef and dry goods, are sourced primarily from SYSCO Corporation, a national food distributor, while liquor, beer and wine are purchased from local distributors. SYSCO accounted for approximately 13% of our food purchases in 2006. No other vendor accounted for more than 10% of our purchases in 2006.

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

Our wait staff and bartenders are typically uniformed in traditional white jackets and black ties and are committed to providing our guests with superior service to further enhance their dining experience.

Restaurant Locations, Lease Arrangements and Management Fee Arrangements

At December 30, 2006, we operated 66 restaurants in 24 states and the District of Columbia. We lease all of our restaurant sites, except for the two we operate under management agreements. Terms vary by restaurant, but we generally lease space for 10 to 20 years and negotiate one to three five-year renewal options.

Restaurant Name	City	Year Opened
Alabama
McCormick & Schmick’s Seafood Restaurant	Birmingham	2004

Arizona
McCormick & Schmick’s Seafood Restaurant	Phoenix	1999

California
McCormick & Schmick’s Seafood Restaurant	Irvine	1989
McCormick & Kuleto’s Seafood Restaurant	San Francisco	1991
McCormick & Schmick’s Seafood Restaurant	Los Angeles	1992
McCormick & Schmick’s Seafood Restaurant	Pasadena	1993
McCormick & Schmick’s a Pacific Seafood Grill	Beverly Hills	1994
McCormick & Schmick’s Seafood Restaurant	El Segundo	1998
Spenger’s Fresh Fish Grotto	Berkeley	1999
The Seafood Brasserie*	Santa Rosa	2002
McCormick & Schmick’s Seafood Restaurant	San Jose	2004
McCormick & Schmick’s Seafood Restaurant*	San Diego	2004
McCormick & Schmick’s Seafood Restaurant	Burbank	2006

Colorado
McCormick’s Fish House & Bar	Denver	1987
McCormick & Schmick’s Seafood Restaurant	Denver	2004

District of Columbia
McCormick & Schmick’s Seafood Restaurant	Washington	1996
M&S Grill	Washington	1998
McCormick & Schmick’s Seafood Restaurant	Washington	2004
Jimmy’s on K Street	Washington	2006

Florida
McCormick & Schmick’s Seafood Restaurant	Orlando	2002
McCormick & Schmick’s Seafood Restaurant	Boca Raton	2006

Georgia
McCormick & Schmick’s Seafood Restaurant	Atlanta	2000
McCormick & Schmick’s Seafood Restaurant	Atlanta	2002

Illinois
McCormick & Schmick’s Seafood Restaurant	Chicago	1998
McCormick & Schmick’s Seafood Restaurant	Chicago	2006

Indiana
McCormick & Schmick’s Seafood Restaurant	Indianapolis	2005

Maryland
McCormick & Schmick’s Seafood Restaurant	Baltimore	1998
McCormick & Schmick’s Seafood Restaurant	Bethesda	1999
M&S Grill	Baltimore	2003

Massachusetts
McCormick & Schmick’s Seafood Restaurant	Boston	2000
McCormick & Schmick’s Seafood Restaurant	Boston	2001

Michigan
McCormick & Schmick’s Seafood Restaurant	Troy	2001

Restaurant Name	City	Year Opened

Minnesota
McCormick & Schmick’s Seafood Restaurant	Minneapolis	2000
M&S Grill	Minneapolis	2006

Missouri
McCormick & Schmick’s Seafood Restaurant	Kansas City	2000
M&S Grill	Kansas City	2005

Nevada
McCormick & Schmick’s Seafood Restaurant	Las Vegas	1998

New Jersey
McCormick & Schmick’s Seafood Restaurant	Hackensack	2002
McCormick & Schmick’s Seafood Restaurant	Bridgewater	2003

New York
McCormick & Schmick’s Seafood Restaurant	New York	2004

North Carolina
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005

Ohio
McCormick & Schmick’s Seafood Restaurant	Columbus	2006
McCormick & Schmick’s Seafood Restaurant	Cincinnati	2006

Oregon
Jake’s Famous Crawfish	Portland	1972
McCormick & Schmick’s Seafood Restaurant	Portland	1979
McCormick’s Fish House & Bar	Beaverton	1981
McCormick & Schmick’s Harborside at the Marina	Portland	1985
Jake’s Grill / Jake’s Catering	Portland	1994
The Heathman Restaurant	Portland	2000
M&S Grill	Tigard	2005

Pennsylvania
McCormick & Schmick’s Seafood Restaurant	Philadelphia	2001
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2005

Rhode Island
McCormick & Schmick’s Seafood Restaurant	Providence	2004

Texas
McCormick & Schmick’s Seafood Restaurant	Houston	1999
McCormick & Schmick’s Seafood Restaurant	Dallas	2003
McCormick & Schmick’s Seafood Restaurant	Austin	2004

Virginia
McCormick & Schmick’s Seafood Restaurant	Reston	1997
McCormick & Schmick’s Seafood Restaurant	McLean	2000
M&S Grill	Reston	2004
McCormick & Schmick’s Seafood Restaurant	Arlington	2004

Washington
McCormick’s Fish House & Bar	Seattle	1977
McCormick & Schmick’s Seafood Restaurant	Seattle	1984
McCormick & Schmick’s Catering at the Museum of Flight in Seattle	Seattle	1994
McCormick & Schmick’s Harborside on Lake Union	Seattle	1996
McCormick & Schmick’s Seafood Restaurant	Bellevue	2005

*	We operate these restaurants under management agreements.

Site Selection

We believe our site selection strategy is critical to our growth strategy. We carefully consider potential markets and we devote a substantial amount of time and effort evaluating each potential restaurant site. We identify new restaurant development opportunities through an established real estate broker network and developer relationships. Our site specifications are flexible and we believe this allows us to consider a broader range of possible locations than most of our regional and national competitors. The criteria we consider in developing our expansion plans and in siting new restaurants include:

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

Of our 66 restaurants, including the two we operate under management agreements, 24 were opened within the last three years and 31 were opened within the last five years. Although our expansion has increased in the last five years, we believe it has been steady, controlled and prudent. We opened seven restaurants in 2006 and our plan for 2007 includes the opening of eleven restaurants, excluding the anticipated acquisition of existing and opening of any new Boathouse restaurants. We anticipate opening twelve, fourteen and sixteen restaurants in 2008, 2009 and 2010, respectively. The typical lead-time from the selection of a location to the opening of a restaurant at that location is approximately twelve to fifteen months.

Marketing and Advertising

The goals of our marketing efforts are to:

•	increase comparable restaurant sales by attracting new guests;

•	increase the frequency of visits by our current guests;

•	support new restaurant openings to achieve sales and profit goals; and

•	communicate and promote the uniqueness, appeal, quality and consistency of our brand.

In 2006, 75% of our marketing expenditures were at the local level, which constituted approximately 2% of revenues.

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

Our restaurants actively promote our special holiday programs and sponsor community events, such as donations, charitable and non-profit organizations and visual and performing cultural arts activities. We believe that, in addition to benefiting our local communities, these activities generate positive media attention and publicity for our brand and enhance our local public image.

National Marketing

In 2006, we incurred approximately 32% of our advertising expenditures at the national level which comprised 15% of our total marketing expenditures. Our campaign focuses on national periodicals such as United Airlines’, Delta Airlines’, Southwest Airlines’ and Alaska Airlines’ in-flight magazines and WHERE Magazine. Additionally, we advertise across the national network of The Business Journal publication.

To reinforce our broad differentiation, we highlight the breadth and freshness of our seafood in both local and national advertising. We periodically offer promotional certificates and maintain contact with organizations in the travel and convention industries, such as hotels, travel agents, convention centers and local shops, to further enhance both brand and restaurant location awareness and to target specific guest groups.

Operations

Restaurant Management

Our restaurant operations are organized into three divisions (West Coast, Southeast and Northeast), each with a vice president of operations overseeing all aspects of restaurant operations within the designated division, including financial performance, new restaurant openings, capital expenditure requests, management development and marketing. Each of our vice presidents reports to our executive vice president of operations.

Fourteen multi-restaurant managers, of whom seven are regional managers and seven are regional chefs, are each responsible for five to eleven restaurants and report to a vice president of operations. Both regional managers and regional chefs are responsible for overall restaurant operations, but have an increased focus on their respective areas of expertise. For example, regional chefs focus more heavily on negotiating food costs, ensuring high food quality, developing and nurturing executive and sous chefs and being responsive to overall kitchen staff needs. Regional managers focus primarily on revenues, profitability, front-of-house management and marketing activities.

Our typical restaurant management team consists of a general manager and an executive chef, two to four assistant managers, two to four sous chefs and, in some cases, a meeting planner/banquet coordinator. The remaining restaurant-level employees are hourly personnel varying in number based on restaurant size. Our typical restaurant employs 80 to 90 full-time and part-time employees. The general manager is responsible for all management functions, including purchasing (other than food), hiring and firing and oversight of restaurant-level bookkeeping and cash controls. The executive chef is responsible for managing all kitchen functions, including training, menu design and food purchasing, quality and presentation.

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

Restaurant Operations

Our restaurants are generally open 365 days each year, serve lunch and dinner and are generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. In 2006, dinner comprised approximately 76% of our revenues, while lunch comprised approximately 24% of revenues, and our restaurants served an average of 1,088 guests per week during lunch and 1,575 guests per week during dinner. To accommodate guests who have limited time available during lunch, we offer a 45-minute lunch guarantee.

Additionally, we offer catering and banquet services both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2006, banquets accounted for approximately 10% of our revenues.

Employees

As of December 30, 2006 we employed 5,866 persons, of whom 564 were salaried and 5,302 were hourly personnel. None of our employees are represented by unions and, in general, we consider our relationship with our employees to be good. Our employees are summarized by major functional area in the table below.

Functional Area	Number of Employees
VPs/regional managers/regional chefs	18
General managers	69
Assistant managers	211
Executive chefs	68
Sous chefs	152
Non-salaried restaurant staff	5,263
Corporate salaried	46
Corporate non-salaried	39

Total	5,866

Management Information Systems

All of our information processing is managed from our headquarters in Portland, Oregon. Point-of-sale terminals at each restaurant allow us to generate the daily reports needed to manage our restaurants and our business. These reports include, among other things, daily and weekly revenues, guest counts, meal period sales breakouts and food and liquor consumption. The data from the point-of-sale system is electronically transferred each night to a third party intranet provider, with the data then accessible by us through the Internet. Financial operating results are reviewed at the corporate office and studied by restaurant level and regional management. Variances from expectations are analyzed and addressed at frequent financial meetings.

Industry and Competition

Industry

We operate in a highly competitive industry that is affected by changes in consumer eating habits and dietary preferences, population trends and traffic patterns, and local and national economic conditions. Key competitive factors in the industry include the taste, quality and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience. We believe we compete favorably with respect to each of these factors and have successfully overcome the following barriers faced by seafood restaurants:

•	developing and maintaining consistent, reliable sources of high quality, fresh seafood;

•	hedging against increases in seafood costs is often not possible;

•	preparing and handling seafood is more complicated than for other types of cuisine; and

•	consumer tastes in seafood products vary from region to region.

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

Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our planned growth.

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

We opened seven company-owned restaurants in 2005 and seven in 2006. We plan to open eleven company-owned restaurants in 2007, excluding the anticipated acquisition of the Boathouse restaurants. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

Our operating results may fluctuate significantly because of several factors, including:

•	our ability to achieve and manage our planned expansion;

•	our ability to achieve market acceptance, particularly in new markets;

•	our ability to raise capital in the future;

•	changes in the availability and costs of food;

•	the loss of key management personnel;

•	the concentration of our restaurants in specific geographic areas;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences or discretionary spending;

•	fluctuations in the number of visitors or business travelers to downtown locations;

•	health concerns about seafood or other foods;

•	our ability to attract, motivate and retain qualified employees;

•	increases in labor costs, including statutory minimum wage increases;

•	the impact of federal, state or local government regulations relating to our employees or the sale or preparation of food and the sale of alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry; and

•	economic trends generally.

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

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area and twelve in California; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

We anticipate completing our acquisition of The Boathouse restaurants in March 2007. These restaurants will be the first we own outside of the United States, and we do not have experience operating restaurants in British Columbia, Canada. We may seek to selectively acquire other existing restaurants and integrate them into our business operations. Achieving the expected benefits of The Boathouse restaurants and any other restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration include:

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

We may lose customers based on health concerns about the consumption of seafood or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning the accumulation of mercury or carcinogens in seafood, e-coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings about food products served by us or other health concerns or operating issues stemming from one of our restaurants. In addition, our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in guest traffic to our restaurants and could have a material adverse effect on our business.

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

Each of our restaurants must obtain licenses from regulatory authorities to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In California, where we operate twelve restaurants, the number of alcoholic beverage licenses available is limited and licenses are traded at market prices.

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

Terrorist attacks could also directly impact our physical facilities or those of our suppliers, and attacks or armed conflicts may make travel and the transportation of our supplies and products more difficult and more expensive and could ultimately affect our revenues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Portland, Oregon. We occupy this facility under a lease that terminates in December 2009. We lease all of our restaurant facilities, except for one we own and expect to open in 2007 and two that we operate under management agreements.

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

ITEM 4A. EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

Douglas L. Schmick (age 59) co-founded McCormick & Schmick’s in 1972 and was appointed chief executive officer in February 2007 and chairman of the board of directors in 2004. From 1997 through January 2007 he served as president and from 1997 through 1999, he also served as chief executive officer and served as secretary, treasurer, and chief executive officer from 1974 through 1997. Mr. Schmick has served on the board of directors since August 22, 2001. Mr. Schmick received his Bachelor of Science degree from the University of Idaho.

Emanuel (Manny) N. Hilario (age 39) joined McCormick & Schmick’s in April 2004 as chief financial officer. For the four years before joining us, Mr. Hilario was with Angelo and Maxie’s, Inc. (formerly Chart House Enterprises, Inc.) most recently as chief financial officer. From December 1997 until April 2000, Mr. Hilario was with ACCO North America, a wholly owned subsidiary of Fortune Brands, where he held various positions. Previously, he spent nine years with McDonald’s Corporation. Mr. Hilario received his Bachelor of Science and Commerce degree in accounting from Santa Clara University and is a certified public accountant.

Michael B. Liedberg (age 44) joined McCormick & Schmick’s in January 2004 and was appointed executive vice president of operations in January 2007. From 2004 through 2006, he was vice president of operations. Mr. Liedberg has over 20 years of management experience in the restaurant industry including service as the president and chief executive officer of Desert Moon Restaurants from December 2001 to January 2004. Before 2001, Mr. Liedberg held various positions for thirteen years with Avado Brands, Inc. Mr. Liedberg’s education includes a certificate from the Management Program at Georgia Institute of Technology and a Human Resources Certificate from the University of Georgia.

Jerry R. Kelso (age 53) has been our chief internal audit and compliance officer since April 2004. Mr. Kelso joined us in 1984 as our controller and was vice president of finance and chief financial officer from 1988 to April 2004. He previously worked for local certified public accounting firms. Mr. Kelso received his Bachelor of Arts degree from Central Washington State College and became a certified public accountant in 1983.

Jeffrey H. Skeele (age 52) has been a vice president of operations of McCormick & Schmick’s since 1998. He also has held the positions of senior manager (1991-1996) and general manager (1986-1988). From 1988 to 1991, Mr. Skeele was a vice president at West Group Partners. Mr. Skeele graduated from the University of Oregon.

David E. Jenkins (age 60) has been a vice president of operations since joining McCormick & Schmick’s in 1997. Before that, Mr. Jenkins was a regional manager of Island Restaurants (1992-1996), the owner and operator of Santa Fe East (1988-1991), a general manager of Landi Brothers (1982-1987), and the general manager of Hamburger Hamlet (1978-1981). Mr. Jenkins received his Bachelor of Arts degree from the University of Tampa.

Martin P. Gardner (age 46) has been our vice president of finance since January 2007. Mr. Gardner joined us in 2004 and previously served as our director of finance. From 2000 to 2004 Mr. Gardner was corporate controller of Lexar, Inc. From 1995 to 2000, Mr. Gardner held various management positions, including corporate controller, for Mattson Technology, Inc. Mr. Gardner received his Bachelor of Science degree in accounting from San Jose State University, his Master of Science degree in finance from Golden Gate University and is a certified public accountant.

William H.P. King (age 55) has been vice president of culinary development & training of McCormick & Schmick’s since 2006. Mr. King joined McCormick & Schmick’s in 1985 and has held various positions, including executive chef, regional senior chef and executive director of training & culinary development. Mr. King attended Cornell University’s School of Hotel and Restaurant Administration and has over 30 years experience in the culinary and hospitality industry.

Steven B. Foote (age 47) has been a vice president of operations of McCormick & Schmick’s since January 2007. Mr. Foote also has held the positions of regional senior chef (2003-2006) and executive chef (1999-2003). Mr. Foote had over 12 years of chef and related culinary experience prior to joining McCormick & Schmick’s.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the NASDAQ Global Stock Market under the symbol “MSSR”. The table below sets forth the high and low closing price for our common stock in the first, second, third and fourth quarters of fiscal 2006 and 2005, as reported by the NASDAQ Global Stock Market.

	Sales Price
	High	Low
4th Quarter 2006	$26.50	$21.46
3rd Quarter 2006	24.33	17.15
2nd Quarter 2006	27.52	21.25
1st Quarter 2006	25.47	20.16
4th Quarter 2005	25.86	19.21
3rd Quarter 2005	19.80	15.02
2nd Quarter 2005	16.75	14.82
1st Quarter 2005	17.58	13.85

Stock Performance Graph

The following graph compares the total return on an indexed basis of a $100 investment in our common stock, the Nasdaq Composite Index and the Dow Jones U.S. Restaurants and Bars Index. For comparison purposes, the data points of our common stock are as of July 20, 2004, the day our common stock was first sold in our initial public offering, and December 23, 2004, December 30, 2005, and December 29, 2006, the last trading day in our fiscal years 2004, 2005 and 2006, respectively. The data points for both the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index are as of July 20, 2004 and the last trading day in December 2004, 2005 and 2006. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	7/04	12/04	12/05	12/06
McCormick & Schmick’s Seafood Restaurant	$100.00	$124.80	$182.74	$194.81
NASDAQ Composite	$100.00	$110.69	$111.35	$120.82
Dow Jones US Restaurants & Bars	$100.00	$125.02	$131.08	$161.43

Holders of Record

As of February 27, 2007 there were approximately 31 holders of record of our common stock.

Dividend Policy

We expect to retain all of our earnings to finance the expansion and development of our business and we have not paid dividends in the prior two fiscal years and have no plans to pay cash dividends to our stockholders for the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. Our revolving credit agreement restricts our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 30, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	832,846	$12.00	520,028

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during 2006.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data below are derived from our consolidated financial statements for the fiscal years 2002, 2003, 2004, 2005 and 2006, which have been audited by an independent registered public accounting firm.

The selected consolidated financial and operating data below represent portions of our financial statements, which should be read together with Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Part II—Item 8. Historical results are not necessarily indicative of future performance.

	Year Ended
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$180,104	$196,717	$238,757	$278,813	$308,323

Restaurant operating costs
Food and beverage	53,168	57,959	70,873	81,630	89,443
Labor	56,147	61,644	75,081	86,823	95,886
Operating	26,406	29,244	35,204	41,857	46,044
Occupancy	15,349	16,890	21,401	24,790	27,650

Total restaurant operating costs	151,070	165,737	202,559	235,100	259,023

General and administrative expenses	7,576	9,769	12,062	15,105	16,651
Restaurant pre-opening costs	1,006	1,219	2,393	2,496	2,892
Depreciation and amortization	8,808	9,853	10,723	9,608	10,640
Management fees and covenants not to compete	2,550	2,550	4,241	—	—
Impairment of assets	—	1,513	—	—	—

Total costs and expenses	171,010	190,641	231,978	262,309	289,206

Operating income	9,094	6,076	6,779	16,504	19,117
Interest expense (income), net	3,720	3,069	2,680	550	(228)
Accrued dividends and accretion on mandatorily redeemable preferred stock	—	1,901	5,759	—	—
Write off of deferred loan costs on early extinguishment of debt	—	2,313	1,288	—	—

Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	5,374	(1,207)	(2,948)	15,954	19,345
Income tax expense (benefit)	2,570	1,323	(3,651)	4,946	5,997
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,347	1,832	—	—	—

Net income (loss)	$(543)	$(4,362)	$703	$11,008	$13,348

Net income (loss) per share(1)
Basic	$(0.07)	$(0.56)	$0.07	$0.80	$0.94
Diluted	$(0.07)	$(0.56)	$0.07	$0.78	$0.92
Shares used in computing net income (loss) per share(1)
Basic	7,782	7,782	10,387	13,798	14,227
Diluted	7,782	7,782	10,416	14,047	14,521

	Year End
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,945	$2,453	$451	$4,705	$10,553
Total assets	157,953	161,792	179,060	204,160	228,420
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	46,983	40,056	13,140	706	338
Mandatorily redeemable preferred stock	19,404	23,137	—	—	—
Total members’/stockholders’ equity	61,860	57,767	124,070	143,453	160,230

	Year End
	2002	2003	2004	2005	2006
	(in thousands)
Other Data:
Restaurants open at end of period (including managed restaurants)	39	42	52	59	66
Net cash provided by operating activities	$14,582	$20,652	$21,452	$30,158	$34,427
Net cash used in investing activities	(8,779)	(14,956)	(27,284)	(21,416)	(30,314)
Net cash provided by (used in) financing activities	(4,886)	(6,188)	3,830	(4,488)	1,735
EBITDA(2)	17,902	15,929	17,502	26,112	29,757

(1)	For periods prior to initial our public offering, we have given retroactive effect to the completion of our corporate reorganization in calculating common shares outstanding. See Part II—Item 8, Note 2, “Summary of Selected Accounting Policies”.
(2)	EBITDA represents earnings before interest, taxes, depreciation and amortization, write off of deferred loan costs on early extinguishment of debt and accrued dividends and accretion on mandatorily redeemable preferred stock. We are presenting EBITDA because it provides an additional measure to view our operations which, when considered with both our GAAP results and the reconciliation to net income (loss), we believe provides a more complete understanding of our business than could be obtained absent this disclosure. EBITDA is not a measurement determined in accordance with GAAP and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing or financing activities or other financial statement data presented as indicators of financial performance or liquidity. EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of EBITDA to net income (loss) is provided below.

	Year Ended
	2002	2003	2004	2005	2006
	(in thousands)
Net income (loss)	$(543)	$(4,362)	$703	$11,008	$13,348
Accrued dividends and accretion on mandatorily redeemable preferred stock	3,347	3,733	5,759	—	—
Income tax expense (benefit)	2,570	1,323	(3,651)	4,946	5,997
Interest expense (income), net	3,720	3,069	2,680	550	(228)
Depreciation and amortization	8,808	9,853	10,723	9,608	10,640
Write off of deferred loan costs on early extinguishment of debt	—	2,313	1,288	—	—

EBITDA	$17,902	$15,929	$17,502	$26,112	$29,757

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of December 30, 2006 we have expanded our restaurant base to 66 restaurants, including two restaurants operated pursuant to management contracts.

We have grown our business by offering our guests a twice daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2006, banquets accounted for approximately 10% of our revenues. In 2006, food and non-alcoholic beverage sales accounted for approximately 71% of revenues and the remaining 29% of revenues was from the sale of alcoholic beverages.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, and restaurant operating expenses, with a focus on labor as a percentage of revenues and total occupancy costs. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key financial measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues, which we monitor to be within our budgeted levels. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

The most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu twice daily in most of our locations, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater leverage of our vice presidents of operations and regional managers will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We monitor this cost and review strategies to effectively control increases but we are subject to the overall trend of increases in healthcare costs.

General and administrative expenses are controlled in absolute amounts and monitored as a percentage of revenues. As we continue our growth and have become a public company, we have incurred substantial training costs and made significant investments in infrastructure, including our information systems. As we continue to grow and are able to leverage investments made in our people and systems, we expect these expenses to decrease as a percentage of revenues over time.

Identification of appropriate new restaurant sites is essential to our growth strategy. We evaluate and invest in new restaurants based on site-specific projected returns on investment. We believe our restaurant model and flexible real estate strategy provide us with continued opportunities to find attractive real estate locations on favorable terms.

Strategic Focus and Operating Outlook

Our primary business focus for over 35 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators. We opened nine company-owned restaurants in 2004, and seven in both 2005 and 2006 and entered into a management contract for one restaurant in 2004, growing from 42 to 66 restaurants during this three year period.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our plan for 2007 includes the opening of eleven restaurants, excluding the anticipated acquisition and growth of The Boathouse restaurants. In addition to new unit growth, we are committed to improving comparable restaurant sales over the levels achieved in 2006 by driving increased guest counts as well as restaurant level operating margins.

Results of Operations

Our operating results for the fiscal years 2004, 2005 and 2006 are expressed as a percentage of revenues below:

	Year Ended
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%

Food and beverage	29.7%	29.3%	29.0%
Labor	31.4%	31.1%	31.1%
Operating	14.7%	15.0%	14.9%
Occupancy	9.0%	8.9%	9.0%

Total restaurant operating costs	84.8%	84.3%	84.0%
General and administrative expenses	5.1%	5.4%	5.4%
Restaurant pre-opening costs	1.0%	0.9%	0.9%
Depreciation and amortization	4.5%	3.5%	3.5%
Management fees and covenants not to compete	1.8%	—	—

Total costs and expenses	97.2%	94.1%	93.8%

Operating income	2.8%	5.9%	6.2%
Interest expense (income), net	1.1%	0.2%	(0.1)%
Accrued dividends and accretion on mandatorily redeemable preferred stock	2.4%	—	—
Write off of deferred loan costs on early extinguishment of debt	0.5%	—	—

Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	(1.2)%	5.7%	6.3%
Income tax expense (benefit)	(1.5)%	1.8%	1.9%

Net income	0.3%	3.9%	4.4%

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

Depreciation and amortization consists of depreciation of equipment and amortization of leasehold improvements and capitalized loan costs.

Financial Performance Overview

The following are highlights of our financial performance for fiscal 2006 compared to fiscal 2005:

•	Revenues increased 10.6% to $308.3 million

•	Comparable restaurant sales increased 3.0%

•	Net income was $13.3 million compared to $11.0 million

•	Diluted earnings per share was $0.92 compared to $0.78

2006 (52 weeks) Compared to 2005 (53 weeks)

Our financial results in fiscal 2006 included 52 weeks of operation, compared to 53 weeks in fiscal 2005. The fiscal 2005 financial results also include operations on New Year’s Eve Day in 2004 and 2005. Our restaurants typically have large sales volumes on New Year’s Eve Day.

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended		Change
	December 31, 2005	December 30, 2006
			$	%
	(in thousands)
Revenues	$278,813	$308,323	$29,510	10.6%

Restaurant operating costs
Food and beverage	$81,630	$89,443	$7,813	9.6%
Labor	86,823	95,886	9,063	10.4%
Operating	41,857	46,044	4,187	10.0%
Occupancy	24,790	27,650	2,860	11.5%

Total restaurant operating costs	$235,100	$259,023	$23,923	10.2%

Revenues. Revenues increased by $29.5 million, or 10.6%, to $308.3 million in 2006 from $278.8 million in 2005. This increase was attributable to revenues of $13.5 million generated by seven company-owned restaurants opened in 2006, a $12.8 million increase in revenues in 2006 from restaurants opened in 2005, and a $3.2 million increase from restaurants opened prior to 2005. The 53rd week of operation in 2005 contributed $5.9 million in revenues. Comparable restaurant sales, based on a 52 week to 52 week comparison, were positive 3.0% in 2006, primarily as the result of improved guest counts coupled with higher menu pricing.

Food and Beverage Costs. Food and beverage costs increased by $7.8 million, or 9.6%, to $89.4 million in 2006 from $81.6 million in 2005. This increase was primarily due to the seven company-owned restaurants opened in 2006. Food and beverage costs as a percentage of revenues decreased to 29.0% in 2006 from 29.3% in 2005, primarily as a result of higher menu pricing.

Labor Costs. Labor costs increased by $9.1 million, or 10.4%, to $95.9 million in 2006 from $86.8 million in 2005. This increase was primarily due to the seven company-owned restaurants opened in 2006, coupled with labor costs from restaurants not in the comparable base. Labor costs as a percentage of revenues were 31.1% in both 2006 and 2005, however in 2006 we had lower workers’ compensation claims, which were offset by an increase in labor cost for the non comparable restaurants, as a percentage of revenues.

Operating Costs. Operating costs increased by $4.2 million, or 10.0%, to $46.0 million in 2006 from $41.9 million in 2005, primarily due to the seven company-owned restaurants opened in 2006. Operating costs as a percentage of revenues decreased to 14.9% in 2006 from 15.0% in 2005, primarily due to leverage of higher revenues on fixed operating costs.

Occupancy Costs. Occupancy costs increased by $2.9 million, or 11.5%, to $27.7 million in 2006 from $24.8 million in 2005, primarily due to the seven company-owned restaurants opened in 2006. Occupancy costs as a percentage of revenues increased to 9.0% in 2006 from 8.9% in 2005, primarily due to an increase in fixed occupancy costs, coupled with an increase in common area maintenance costs. Non-cash rents were $2.2 million, or 0.7% of revenues, and $2.2 million, or 0.9% of revenues, for 2006 and 2005, respectively.

General and Administrative Expenses, Restaurant Pre-Opening Cost and Depreciation and Amortization

The following table sets forth general and administrative, restaurant pre-opening and depreciation and amortization costs from our consolidated statements of operations.

	Year Ended		Change
	December 31, 2005	December 30, 2006
			$	%
	(in thousands)
General and administrative expenses	$15,105	$16,651	$1,546	10.2%
Restaurant pre-opening costs	2,496	2,892	396	15.9%
Depreciation and amortization	9,608	10,640	1,032	10.7%

General and Administrative Expenses. General and administrative expenses increased by $1.5 million, or 10.2%, to $16.7 million in 2006 from $15.1 million in 2005. The increase was primarily due to the growth in our business coupled with share-based compensation expense of $1.3 million recognized as a result of the adoption of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) as of January 1, 2006. General and administrative expenses as a percentage of revenues were 5.4% in both 2006 and 2005.

Restaurant Pre-Opening Costs. There were seven company-owned restaurants opened in each of the fiscal years 2006 and 2005. Restaurant pre-opening costs increased by $0.4 million, or 15.9%, to $2.9 million in 2006 from $2.5 million in 2005. The increase in restaurant pre-opening cost was primarily due to the timing of restaurant openings and restaurants under construction in 2006 compared to 2005. Our average pre-opening cost per 2006 and 2005 restaurant opening was $0.4 million.

Depreciation and Amortization. Depreciation and amortization increased by $1.0 million, or 10.7%, to $10.6 million in 2006 from $9.6 million in 2005. The increase was primarily due to the seven company-owned restaurants opened in 2006.

Interest Expense (Income), net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, income tax expense and net income from our consolidated statements of operations.

	Year Ended		Change
	December 31, 2005	December 30, 2006
			$	%
	(in thousands)
Interest expense (income), net	$550	$(228)	$(778)	*

Income before income taxes	$15,954	$19,345	$3,391	21.3%
Income tax expense	4,946	5,997	1,051	21.2%

Net income	$11,008	$13,348	$2,340	21.3%

*	Percentage is non-meaningful

Interest Expense (Income), net. Interest income was $0.2 million in 2006 compared to interest expense of $0.6 million in 2005. This change was primarily due to the pay-down of our credit facility in December 2005, coupled with interest income earned on our invested cash and cash equivalents.

Income Tax Expense. In 2006, we recognized income tax expense of $6.0 million, resulting in an overall effective tax rate of 31%. The provision for income taxes represents federal, state and local income taxes. In 2006 and 2005 our estimated combined statutory income tax rate was 40.2% and 39.9%, respectively. The difference between our effective tax rate of 31% for 2006 and 2005 and our estimated combined statutory rate in these years is primarily the result of FICA Tip Credits.

Net Income. Net income increased $2.3 million, or 21.3%, to $13.3 million in 2006 from $11.0 million in 2005. This increase is primarily due to an increase in revenues of $29.5 million, coupled with interest income, net and lower food and beverage costs, and operating costs, as a percentage of revenues.

Financial Performance Overview

The following are highlights of our financial performance for fiscal 2005 compared to fiscal 2004:

•	Revenues increased 16.8% to $278.8 million

•	Comparable restaurant sales increased 3.0%

•	Net income was $11.0 million compared to $0.7 million, which included a $3.7 million tax benefit in 2004

•	Diluted earnings per share was $0.78 compared to $0.07, which included a $0.35 per share tax benefit in 2004

2005 (53 weeks) Compared to 2004 (52 weeks)

Our financial results in fiscal 2005 included 53 weeks of operation, compared to 52 weeks in fiscal 2004. The fiscal 2005 financial results also include operations on New Year’s Eve Day 2004 and 2005. Our restaurants typically have large sales volumes on New Year’s Eve Day.

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

Revenues. Revenues increased by $40.1 million, or 16.8%, to $278.8 million in 2005 from $238.8 million in 2004. This increase was attributable to revenues of $5.9 million in the 53 rd week in 2005, $19.4 million generated by seven company-owned restaurants opened in 2005, an $8.8 million increase in revenues in 2005 from restaurants opened in 2004, and a $6.0 million increase from restaurants opened prior to 2004. Comparable restaurant sales, based on a 52 week to 52 week comparison were positive 3.0% in 2005, primarily as the result of improved guest counts coupled with higher menu pricing.

Food and Beverage Costs. Food and beverage costs increased by $10.8 million, or 15.2%, to $81.6 million in 2005 from $70.9 million in 2004. This increase was primarily due to the additional revenues in 2005. Food and beverage costs as a percentage of revenues decreased to 29.3% in 2005 from 29.7% in 2004 primarily as a result of menu price increases and improved food and beverage costs at the newer restaurants.

Labor Costs. Labor costs increased by $11.7 million, or 15.6%, to $86.8 million in 2005 from $75.1 million in 2004. This increase was primarily due to the additional revenues in 2005. Labor costs as a percentage of revenues decreased to 31.1% in 2005 from 31.4% in 2004. Labor costs as a percentage of revenues decreased due to leverage resulting from the higher average sales volumes for 2005.

Operating Costs. Operating costs increased by $6.7 million, or 18.9%, to $41.9 million in 2005 from $35.2 million in 2004, primarily due to the additional revenues in 2005. Operating costs as a percentage of revenues increased from 14.7% in 2004 to 15.0% in 2005 primarily due to higher utility rates and higher marketing expenses.

Occupancy Costs. Occupancy costs increased by $3.4 million, or 15.8%, to $24.8 million in 2005 from $21.4 million in 2004 primarily due to the additional revenues in 2005. Occupancy costs as a percentage of revenues decreased to 8.9% in 2005 from 9.0% in 2004 primarily due to leveraging results from the higher average sales volumes for 2005. Non-cash rents were $2.2 million, or 0.9% of revenues, and $1.9 million, or 0.8% of revenues, for 2005 and 2004, respectively.

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

Restaurant Pre-Opening Costs. There were seven and nine company-owned restaurants opened in 2005 and 2004, respectively. Restaurant pre-opening costs increased by $0.1 million, or 4.3%, to $2.5 million in 2005 from $2.4 million in 2004. Our average pre-opening cost per 2005 opening was $0.4 million.

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

Income Tax (Benefit) Expense. In 2005, we recognized income tax expense of $4.9 million resulting in an overall effective tax rate of 31%. The provision for income taxes represents Federal, state and local income taxes. Our estimated combined statutory income tax rate for 2005 is 39.9%. The difference between our effective tax rate and the estimated combined statutory rate is primarily the result of FICA Tip Credits. In 2004, we recognized an income tax benefit of $3.7 million primarily related to a reduction in the deferred tax asset valuation allowance of $1.2 million and FICA Tip Credits of $3.7 million (net of reduction in net operating loss carry forward), offset by income tax expense of $1.1 million on current earnings before the “accrued dividends and accretion on mandatorily redeemable preferred stock.”

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Factors That May Affect Our Business and the Price of Our Stock.”

Our business is also subject to seasonal fluctuations. Historically, revenues in most of our restaurants have been higher during the spring months and winter holiday season. For the reasons and factors discussed above, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of our common stock would likely decrease.

The following table sets forth quarterly unaudited operating results in each of the 2005 and 2006 fiscal quarters:

	2005				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$60,385	$68,386	$68,014	$82,028	$71,606	$76,763	$75,648	$84,305
Restaurant operating costs
Food and beverage	17,760	19,927	20,013	23,930	21,022	22,363	22,120	23,939
Labor	19,356	21,380	21,421	24,665	22,736	23,802	23,827	25,519
Operating	9,017	9,998	10,447	12,396	10,486	11,137	11,768	12,653
Occupancy	5,605	6,061	6,267	6,857	6,591	6,924	6,964	7,172

Total restaurant operating costs	51,738	57,366	58,148	67,848	60,835	64,226	64,679	69,283
General and administrative expenses	3,342	3,561	3,541	4,660	3,971	3,983	4,031	4,665
Restaurant pre-opening costs	529	759	760	449	763	722	310	1,097
Depreciation and amortization	2,232	2,381	2,483	2,513	2,659	2,725	2,733	2,524

Total costs and expenses	57,841	64,067	64,932	75,470	68,228	71,656	71,753	77,569

Operating income	2,544	4,319	3,082	6,558	3,378	5,107	3,895	6,736
Interest expense (income), net	156	166	131	96	(3)	(87)	(69)	(69)

Income before income taxes	2,388	4,153	2,951	6,462	3,381	5,194	3,964	6,805
Income tax expense	741	1,287	915	2,003	1,075	1,652	1,261	2,009

Net income	$1,647	$2,866	$2,036	$4,459	$2,306	$3,542	$2,703	$4,796

Net income per share
Basic	$0.12	$0.21	$0.15	$0.32	$0.16	$0.25	$0.19	$0.34
Diluted	$0.12	$0.21	$0.15	$0.31	$0.16	$0.24	$0.19	$0.33
Shares used in computing net income per share
Basic	13,782	13,782	13,783	13,841	14,192	14,218	14,230	14,267
Diluted	13,959	13,958	14,026	14,187	14,482	14,530	14,480	14,603

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities.

On July 20, 2004, we completed our initial public offering. In connection with our initial public offering, we:

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

The following table sets forth our sources and uses of cash:

	Year Ended
	2004	2005	2006
	(in thousands)
Net cash provided by operating activities	$21,452	$30,158	$34,427
Net cash used in investing activities	(27,284)	(21,416)	(30,314)
Net cash provided by (used in) financing activities	3,830	(4,488)	1,735

Net increase (decrease) in cash and cash equivalents	$(2,002)	$4,254	$5,848

Net cash provided by operating activities was $34.4 million in 2006, compared to $30.2 million in 2005 and $21.5 million in 2004. The increase in net cash provided by operating activities in 2006 compared to 2005 was primarily due to an increase in operating income as a result of higher revenues in 2006. The increase in net cash provided by operating activities in 2005 compared to 2004 was primarily due to an increase in operating income as a result of higher revenues in 2005.

Net cash used in investing activities was $30.3 million in 2006, $21.4 million in 2005 and $27.3 million in 2004. We use cash for property and equipment to open new restaurants, to purchase restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and existing restaurant capacity expanded during the period. In 2006 we purchased a restaurant, including land and building, for $2.7 million in Schaumburg, Illinois. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters. Our net cash used in investing activities in 2006 reflects $26.4 million of expenditures related to restaurant openings.

Net cash provided by financing activities was $1.7 million in 2006. Net cash used in financing activities was $4.5 million in 2005 and net cash provided by financing activities was $3.8 million in 2004. Net cash provided by financing activities in 2006 was primarily a result of proceeds from exercised stock options of $1.5 million. Net cash used in financing activities in 2005 was primarily a result of payments, net of borrowings, of $12.0 million on our revolving credit facility, partially offset by $8.2 million of proceeds from our public stock offering in December 2005.

On December 20, 2005 we paid down the remaining outstanding balance on our credit facility. As of December 30, 2006, there was no outstanding balance on our revolving credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. Under our revolving credit facility agreement, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and growth capital expenditures limitations. We were in compliance with these covenants as of December 30, 2006.

Under our revolving credit facility agreement, loans are collateralized by a first priority security interest in all of our assets and are scheduled to mature on July 23, 2009. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 30, 2006 the maximum exposure under these standby letters of credit was $2.7 million. At December 30, 2006 the Company had $47.3 million available under its revolving credit facility.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs, potential initial operating losses related to new restaurant openings and the anticipated acquisition of The Boathouse restaurants, for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 30 2006 we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily restaurant leases) and capital leases. We lease all of our restaurants and our corporate offices under non-cancelable operating leases. Most of our restaurants have an initial operating lease term of 10 to 20 years and options to renew between one and three five-year renewal options. Contractual obligations as of December 30, 2006 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$—	$—	$—	$—	$—
Operating leases	232,716	19,758	42,649	40,063	130,246
Capital leases, including interest	348	348	—	—	—
Purchase obligations(2)	2,742	2,615	127	—	—

Total	$235,806	$22,721	$42,776	$40,063	$130,246

(1)	Our revolving credit facility balance as of December 30, 2006 was zero and matures on July 23, 2009. The interest rate on the revolving credit facility is based on the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios.
(2)	Purchase obligations include commitments related to the construction of new restaurants and other non-food supply and service agreements.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment under capitalized leases are amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”), as amended, or the estimated useful life of the asset. As discussed in SFAS 13, the lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 10 years; furniture and fixtures—5 to 10 years and leasehold improvements—7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. In our most recent impairment evaluation for long-lived assets, no additional impairment charge would have resulted even if there were a permanent 5% reduction in revenues in our restaurants. There were no impairments during 2004, 2005 or 2006.

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets resulted from our acquisition in 2001 by Castle Harlan Partners III, L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed our most recent impairment test on balances as of December 30, 2006, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance was deemed necessary as of December 30, 2006.

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

Recent Accounting Pronouncements

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales tax. We do not believe adopting EITF 06-3 will have any impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after

December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are evaluating the impact adopting FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine the impact.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact adopting SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating the impact adopting SFAS 159 will have on our consolidated financial statements.

Effect of Inflation

We do not believe inflation has had a significant effect on our operations during the past several years. We generally have been able to substantially offset increases in our restaurant and operating costs resulting from inflation by altering selected offerings and pricing on our daily printed menus.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. At the end of 2006, there was no outstanding balance under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

McCormick and Schmick’s Seafood Restaurants, Inc.

We have completed an integrated audit of McCormick and Schmick’s Seafood Restaurants, Inc.’s December 30, 2006 and December 31, 2005 consolidated financial statements and of its internal control over financial reporting as of December 30, 2006 and an audit of its December 25, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of McCormick and Schmick’s Seafood Restaurants, Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon

March 8, 2007

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$4,705	$10,553
Trade accounts receivable, net	5,081	6,498
Tenant improvement allowance receivables	1,780	1,538
Inventories	4,517	4,982
Prepaid expenses and other current assets	3,020	3,918
Deferred income taxes	6,688	2,888

Total current assets	25,791	30,377
Property and equipment	104,727	124,346
Other assets	53,646	53,701
Goodwill	19,996	19,996

Total assets	$204,160	$228,420

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,431	$15,639
Accrued expenses	18,970	24,016
Capital lease obligations, current portion	368	338

Total current liabilities	32,769	39,993
Other long-term liabilities	15,618	17,645
Capital lease obligations, noncurrent portion	338	—
Deferred income taxes	11,982	10,552

Total liabilities	60,707	68,190

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,179 shares issued and outstanding in 2005 and 14,303 shares issued and outstanding in 2006	14	14
Additional paid in capital	136,292	139,721
Retained earnings	7,147	20,495

Total stockholders’ equity	143,453	160,230

Total liabilities and stockholders’ equity	$204,160	$228,420

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended
	December 25, 2004	December 31, 2005	December 30, 2006
Revenues	$238,757	$278,813	$308,323

Restaurant operating costs
Food and beverage	70,873	81,630	89,443
Labor	75,081	86,823	95,886
Operating	35,204	41,857	46,044
Occupancy	21,401	24,790	27,650

Total restaurant operating costs	202,559	235,100	259,023
General and administrative expenses	12,062	15,105	16,651
Restaurant pre-opening costs	2,393	2,496	2,892
Depreciation and amortization	10,723	9,608	10,640
Management fees and covenants not to compete	4,241	—	—

Total costs and expenses	231,978	262,309	289,206

Operating income	6,779	16,504	19,117
Interest expense (income), net	2,680	550	(228)
Accrued dividends and accretion on mandatorily redeemable preferred stock	5,759	—	—
Write off of deferred loan costs on early extinguishment of debt	1,288	—	—

Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	(2,948)	15,954	19,345
Income tax expense (benefit)	(3,651)	4,946	5,997

Net income	$703	$11,008	$13,348

Net income per share (Note 2)
Basic	$0.07	$0.80	$0.94
Diluted	$0.07	$0.78	$0.92
Shares used in computing net income per share (Note 2)
Basic	10,387	13,798	14,227
Diluted	10,416	14,047	14,521

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Members’ and Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Units		M&S LLC Units(1) Warrant		Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Units	Amount	Units	Amount	Units	Amount
	($ in thousands)
Balances at December 27, 2003	57,000	$57,000	1,280,294	$5,861	—	$—	$—	$(42)	$(4,564)	$(488)	$57,767
Net Income	—	—	—	—	—	—	—	—	703	—	703
Realized gain on interest rate swap, net of income tax expense of $317	—	—	—	—	—	—	—	—	—	488	488

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	1,191

Amortization of unearned compensation	—	—	—	—	—	—	—	42	—		42
Purchase of Class B units	—	—	—	(6)	—	—	—	—	—	—	(6)
Reorganization	(57,000)	(57,000)	(1,171,442)	(801)	7,179,358	7	57,794	—	—	—	—
Exercise of warrants	—	—	(108,852)	(5,054)	602,992	1	5,059	—	—	—	6
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	6,000,000	6	65,064	—	—	—	65,070

Balances at December 25, 2004	—	—	—	—	13,782,350	14	127,917	—	(3,861)	—	124,070
Exercise of stock options	—	—	—	—	16,856	—	202	—	—	—	202
Issuance of common stock in public offering, net of offering costs	—	—	—	—	380,000	—	8,173	—	—	—	8,173
Net Income	—	—	—	—	—	—	—	—	11,008	—	11,008

Balances at December 31, 2005	—	—	—	—	14,179,206	14	136,292	—	7,147	—	143,453
Share based compensation	—	—	—	—	—	—	1,326	—	—	—	1,326
Exercise of stock options	—	—	—	—	123,925	—	1,487	—	—	—	1,487
Tax benefit from disqualifying stock option dispositions	—	—	—	—	—	—	616	—	—	—	616
Net Income	—	—	—	—	—	—	—	—	13,348	—	13,348

Balances at December 30, 2006	—	$—	—	$—	14,303,131	$14	$139,721	$—	$20,495	$—	$160,230

(1)	See Note 14

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 25, 2004	December 31, 2005	December 30, 2006
Operating activities
Net income	$703	$11,008	$13,348
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,723	9,608	10,640
Amortization of unearned compensation	42	—	—
Provision for doubtful accounts	31	69	—
Deferred income taxes	(3,805)	4,566	2,370
Write off of deferred loan costs on early extinguishment of debt	1,288	—	—
Equity based compensation	—	—	1,326
Accrued dividends and accretion on mandatorily redeemable preferred stock	5,759	—	—
Changes in operating assets and liabilities
Trade accounts receivables	(1,754)	(509)	(1,417)
Tenant improvement allowance receivable	424	(1,433)	242
Inventories	(680)	(1,133)	(465)
Prepaid expenses and other current assets	(479)	(174)	(898)
Accounts payable	1,659	556	2,208
Accrued expenses	2,499	3,773	5,046
Other long-term liabilities	5,042	3,827	2,027

Net cash provided by operating activities	21,452	30,158	34,427

Investing activities
Purchase of property and equipment	(27,017)	(21,347)	(30,072)
Other assets	(267)	(69)	(242)

Net cash used in investing activities	(27,284)	(21,416)	(30,314)

Financing activities
Decrease in book overdraft	(4,623)	(429)	—
Loan costs	(805)	—	—
Borrowings made on revolving credit facility	65,500	16,500	—
Payments made on revolving credit facility	(92,000)	(28,500)	—
Proceeds from stock options exercised	—	202	1,487
Proceeds from issuance of common stock, net of offering costs	65,076	8,173	—
Redemption of senior preferred stock	(28,896)	—	—
Payments on capital lease obligations	(416)	(434)	(368)
Excess tax benefits from stock based compensation	—	—	616
Purchase of Class B units	(6)	—	—

Net cash provided by (used in) financing activities	3,830	(4,488)	1,735

Net increase (decrease) in cash and cash equivalents	(2,002)	4,254	5,848
Cash and cash equivalents, beginning of year	2,453	451	4,705

Cash and cash equivalents, end of year	$451	$4,705	$10,553

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$3,097	$949	$290
Income taxes	57	343	2,267

Non-cash investing and financing activities

In 2004, accounts receivable totaling $0.2 million were converted to a note receivable.

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

As of December 30, 2006, the Company owned and operated 66 restaurants in 24 states throughout the United States of America including two pursuant to management agreements. The Company has aggregated its operations to one reportable segment.

2. Summary of Selected Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the Saturday closest to December 31. The fiscal year ended December 25, 2004 was comprised of 52 weeks, the fiscal year ended December 31, 2005 was comprised of 53 weeks and the fiscal year ended December 30, 2006 was comprised of 52 weeks. Approximately every six years a 53 week fiscal year occurs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash consists of cash on hand in restaurant locations and deposits held at major banks that may at times exceed FDIC-insured limits.

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

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
December 25, 2004	$125	$31	$49	$107
December 31, 2005	107	69	69	107
December 30, 2006	107	44	44	107

Inventories

Inventories, which consist principally of restaurant food, beverages and supplies, are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment under capitalized leases are amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in operations.

Estimated useful lives are generally as follows:

Equipment	3-10 years
Furniture and fixtures	5-10 years
Leasehold improvements	7-30 years

Other Assets and Goodwill

Other assets include trademarks, loan costs and liquor licenses, which are stated at cost, less amortization, if any. The tradenames and trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in each respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of purchase price over the fair value of the net assets of the business acquired. Other intangible assets deemed to have definite lives are amortized over their estimated useful life. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company tested the tradename, trademarks and goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. Based on its evaluation, there were no impairments in 2004, 2005 and 2006 for tradenames, trademarks, or goodwill.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

There were no impairments of property and equipment in 2004, 2005 and 2006.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Recognition of deferred tax assets is limited to amounts considered more likely than not to be realized in future periods.

Revenue Recognition

Revenues are recognized at the point of delivery of products and services.

The Company recognizes income from gift cards when the gift card is redeemed by the customer; or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. The Company recognizes breakage income for those cards for which the likelihood of redemption is deemed to be remote. Gift card income is included within revenues in the consolidated statements of income. Revenues are presented net of sales tax and the related obligation is recorded as a liability until the taxes are remitted to the appropriate taxing authorities.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Share-Based Compensation Plan

The Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended December 30, 2006 was $1.3 million, which consisted of share-based compensation expense related to employee stock options and restricted stock awards. There was no share-based compensation expense recognized related to stock awards during the years ended December 31, 2005 and December 25, 2004.

Upon adoption of SFAS 123R (see Note 11), the Company determined the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. The Company’s expected stock price volatility was based on historical volatility of the Company’s stock price and expected future changes in the Company’s stock price volatility. The option life was based on the contractual life of the option. The expected term of the option was based on an average of selected peer companies in the Company’s industry and our expectation of average time until exercise of the options by the grantees. The estimated forfeiture rate was based on historical data and estimated future terminations over the vesting period of the award. The risk-free interest rate was based on the implied yield available at the time of grant on U.S. Treasury zero-coupon issues. Dividend yield is based on management’s estimation of dividends to be paid in the future.

The fair value of the Company’s stock options was estimated using the following assumptions.

	Year ended
	December 25, 2004	December 31, 2005	December 30, 2006
Expected volatility	24.3%	24.3%	24.3%
Option life	10 years	10 years	10 years
Expected term	5.5 years	5.5 years	5.5 years
Estimated forfeiture rate	9%	9%	14%
Risk-free interest rate	3.9%	3.9%	3.9%
Dividend yield	0%	0%	0%

In May 2006, we issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table represents the effect on net income and net income per share for the years ended December 31, 2005 and December 25, 2004, if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Share Based Payment” (“SFAS 123”) to share-based compensation.

	Year Ended
	December 25, 2004	December 31, 2005
	(in thousands, except per share data)
Net income, as reported	$703	$11,008
Compensation expense included in net income	42	—
Compensation expense based on the fair value method	(318)	(832)

Pro forma net income	$427	$10,176

Basic net income per share
As reported	$0.07	$0.80
Pro forma	$0.04	$0.74
Fully diluted net income per share
As reported	$0.07	$0.78
Pro forma	$0.04	$0.73
Shares used in computing net income per common share
Basic
As reported	10,387	13,798
Pro forma	10,387	13,798
Fully diluted
As reported	10,416	14,047
Pro forma	10,387	13,976

Restaurant Pre-Opening Costs

Restaurant pre-opening costs, consisting primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel, and non-cash rent expenses during the construction period are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $2.6 million, $3.3 million and $3.7 million for the years ended December 25, 2004, December 31, 2005 and December 30, 2006, respectively.

Insurance Liability

The Company maintains various policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records a liability for the estimated exposure for aggregate losses below those limits. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Basic and Diluted Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted stock.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the purchase price the grantee pays for restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock.

Options to purchase 870,500, 832,846, and 700,691 shares of common stock were outstanding at December 25, 2004, December 31, 2005, and December 30, 2006, respectively. The diluted weighted average number of shares include 29,020, 248,532 and 293,457 shares subject to stock options for the years ended December 25, 2004, December 31, 2005, and stock options and restricted stock for the year ended December 30, 2006, respectively. There were no stock options prior to the initial public offering.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $14.5 million and $16.9 million as of December 31, 2005 and December 30, 2006, respectively.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

If the Company were to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity. As of December 31, 2005, and December 30, 2006, the Company did not hold a position in a derivative instrument and did not have any hedges outstanding.

3. Property and Equipment

Property and Equipment consist of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Fixtures and equipment	$46,324	$54,824
Leasehold improvements	90,746	106,991
Construction in progress	3,937	9,016
Equipment under capital leases	1,723	1,717

	142,730	172,548
Less: Accumulated depreciation and amortization	(38,003)	(48,202)

Property and equipment, net	$104,727	$124,346

For the year ended December 31, 2005 the Company capitalized interest in the amount of $0.2 million and there was no capitalized interest for the year ended December 30, 2006. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 25, 2004, December 31, 2005 and December 30, 2006 was $10.3 million, $9.4 million and $10.5 million, respectively.

4. Other Assets

Other assets consist of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Tradename and trademarks	$50,600	$50,600
Loan costs	813	813
Liquor licenses	1,216	1,447
Notes receivable	686	652
Other	649	694

	53,964	54,206
Less accumulated amortization of loan costs ($233,000 and $395,000) and other ($85,000 and $110,000 ) at December 31, 2005 and December 30, 2006, respectively	(318)	(505)

	$53,646	$53,701

Amortization expense related to other assets (loan costs, prepaid management contract and a covenants not to compete agreement) was $433,000, $244,000 and $187,000 for the years ended December 25, 2004, December 31, 2005 and December 30, 2006, respectively.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Estimated aggregate amortization expense related to the loan costs and prepaid management contract for each of the periods ended during the next five years from December 30, 2006 and thereafter is as follows (in thousands):

2007	$187
2008	187
2009	118
2010	25
2011	25
Thereafter	15

$557

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Accrued compensation and benefits	$8,753	$10,291
Gift certificate liability	4,542	5,978
Accrued legal and related costs	430	137
Accrued sales tax	1,942	2,232
Accrued rent	1,098	872
Accrued interest	67	23
Other	2,138	4,483

	$18,970	$24,016

6. Long-Term Debt

On December 20, 2005 the Company paid down the remaining outstanding balance on its credit facility. As of December 30, 2006, there was no outstanding balance on the Company’s revolving credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitations. The Company was in compliance with these covenants as of December 30, 2006.

Under the Company’s revolving credit facility agreement, loans are collateralized by a first priority security interest in all of the assets of the Company and mature on July 23, 2009. The revolving credit facility agreement also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 30, 2006 the maximum exposure under these standby letters of credit was $2.7 million. At December 30, 2006 the Company had $47.3 million available under its revolving credit facility.

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

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Deferred Rent	$9,033	$11,697
Unamortized Tenant Improvement Allowances	5,512	5,251
Other	1,073	697

	$15,618	$17,645

8. Capital Leases

The Company is the lessee of equipment under capital leases expiring in 2007. The assets and related liabilities under capital leases are recorded at the fair value of the assets at the inception of the lease.

The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:

	December 31, 2005	December 30, 2006
	(in thousands)
Equipment	$1,723	$1,717
Less: Accumulated amortization	(701)	(918)

	$1,022	$799

Minimum future lease payments under capital leases as of December 30, 2006 are as follows (in thousands):

2007	$348

Total minimum lease payments	348
Less: Amount representing interest	(10)

Present value of net minimum lease payments	338
Less: Current portion	(338)

Long-term portion	$—

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended
	December 25, 2004	December 31, 2005	December 30, 2006
	(in thousands)
Current tax expense
Federal	$—	$168	$2,961
State and local	154	212	666

	154	380	3,627

Deferred tax expense (benefit)
Federal	(3,797)	3,983	1,907
State and local	(8)	583	463

	(3,805)	4,566	2,370

	$(3,651)	$4,946	$5,997

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 25, 2004	December 31, 2005	December 30, 2006
Federal statutory rate	(35.0)%	35.0%	35.0%
State and local taxes	(4.4)%	4.9%	5.2%
Valuation allowance	(40.1)%	—	—
Nondeductible expenses and other-primarily nondeductible accrued dividends and accretion of mandatorily redeemable preferred stock	82.4%	0.8%	0.3%
FICA Tip Credits	(126.7)%	(10.1)%	(9.2)%
Other	—	0.4%	(0.3)%

	(123.8)%	31.0%	31.0%

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 31, 2005	December 30, 2006
	(in thousands)
Deferred tax (liabilities) assets—current
Liability insurance	$(210)	$(250)
Accrued vacation pay	829	972
Federal & state credits	499	154
FICA Tip Credits	4,500	2,028
Net operating loss carryforwards	1,022	47
Other	48	(63)

Current deferred tax asset	6,688	2,888

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization of property and equipment	(12,397)	(14,159)
Amortization of intangible assets	(8,242)	(10,171)
Deferred rent	5,796	6,753
Smallwares and supplies	(1,106)	(1,286)
FICA Tip Credits	3,717	7,735
Other	250	576

Non-current deferred tax liability	(11,982)	(10,552)

Net deferred tax liability	$(5,294)	$(7,664)

Deferred tax assets consist of federal credit carryforwards, state and local net operating loss carryforwards, other miscellaneous state credit carryforwards, and timing differences between book and tax income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets and, accordingly, no valuation allowance was recorded as of December 31, 2005 or December 30, 2006.

As of December 30, 2006, for federal income tax purposes, the Company had FICA Tip Credit carryforwards of $9.8 million and alternative minimum tax credit carryforwards of $0.2 million. As of December 30, 2006, for state and local income tax purposes, the Company had net operating loss carryforwards of $3.0 million and other miscellaneous state credits of $0.2 million. If not used to reduce taxable income in future periods, portions of the FICA Tip Credit carryforwards will start expiring in 2022 through 2026, and the state and local net operating loss carryforwards will expire in 2008 through 2019. The alternative minimum tax credits and other miscellaneous state credits will carryforward indefinitely.

10. Related Party Transactions

Prior to the initial public offering, the Company paid annual management fees of $1.1 million to each of BRS and Castle Harlan. Affiliates of each of BRS and Castle Harlan had significant ownership interests in the LLC at the time of the agreement terminations. Management fees recognized as expenses totaled $3.3 million for the year ended December 25, 2004. The amount of $3.3 million paid for the year ended December 25, 2004 includes $1.1 million paid to each of BRS and Castle Harlan for the termination of the management agreements as of June 25, 2004.

Pursuant to covenants not to compete agreements with certain stockholders, the Company expensed $0.9 million for the year ended December 25, 2004. The management fee agreements and all but one of the

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

covenants not to compete agreements were terminated in connection with the Company’s initial public offering. The remaining covenants not to compete agreement terminated in 2005.

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.8 million, $0.9 million and $0.9 million for the years ended December 25, 2004, December 31, 2005 and December 30, 2006, respectively.

11. Share-Based Compensation

The Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the fiscal year ended December 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the fiscal year ended December 30, 2006 was $1.3 million, which consisted of share-based compensation expense related to employee stock options and restricted stock. There was no share-based compensation expense recognized related to stock awards during the fiscal years ended December 31, 2005 and December 25, 2004.

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

On June 16, 2004, the Company adopted a 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, consultants and to any parent or subsidiary of the Company. On July 20,

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

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

Each award shall expire on the date determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of December 30, 2006, options to acquire a total of 879,600 shares of the Company’s common stock have been granted under the Plan at a price equal to $12.00, the fair market value of the stock on the date of grant (July 20, 2004).

In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of December 30, 2006 there were 138,500 shares of restricted stock outstanding.

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of December 30, 2006:

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at July 19, 2004	—	$—	—	—
Awards granted	879,600	12.00	—	879,600
Awards forfeited	9,100	12.00	—	9,100

Outstanding at December 25, 2004	870,500	12.00	—	870,500

Awards granted	—		—	—
Awards exercised	16,856	12.00	—	16,856
Awards forfeited	20,798	12.00	—	20,798

Outstanding at December 31, 2005	832,846	12.00	—	832,846

Awards granted	—	—	142,000	142,000	$3,413,680
Awards exercised	123,925	12.00	—	123,925	1,527,577
Awards forfeited	8,230	12.00	3,500	11,730	183,229

Outstanding at December 30, 2006	700,691	12.00	138,500	839,191	11,765,860

Exercisable at December 30, 2006	423,128	12.00	—	423,128	5,094,461

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes information about stock options outstanding at December 30, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00	700,691	7.6	$12.00	423,128	$12.00

As of December 31, 2005 and December 30, 2006, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $1.3 million and $3.1 million, respectively.

The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the fifty-two week period ended December 30, 2006 (in thousands).

Year ended
December 30, 2006
Labor	$71
General and administrative expenses	1,255

Share-based compensation expense included in total costs and expenses	1,326
Income tax benefit related to share-based compensation	324

Share-based compensation expense related to employee stock options, net of tax	$1,002

12. Commitments and Contingencies

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

13. Mandatorily Redeemable Preferred Stock

In connection with the reorganization and initial public offering, on July 23, 2004 the Company paid $28.9 million to redeem all of the outstanding mandatorily redeemable 13% senior exchangeable preferred stock of one of it’s wholly owned subsidiaries. See Note 1, “The Business and Organization.”

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

The table below summarizes information about the Preferred units, Warrants, Class A units, Class B units and Class C units:

	Preferred Unit				Class A-2 Unit
	Warrant		Class A Units		Warrant		Class B Units		Class C Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
	($ in thousands)
Balances at December 27, 2003	4,956	$4,951	1,000,000	$756	103,896	$103	171,429	$37	13	$14
Purchase of Class B units	—	—	—	—	—	—	—	(6)	—	—
Reorganization	—	—	(1,000,000)	(756)	—	—	(171,429)	(31)	(13)	(14)
Exercise of warrants	(4,956)	(4,951)	—	—	(103,896)	(103)	—	—	—	—

Balances at December 25, 2004	—	$—	—	$—	—	$—	—	$—	—	$—

15. Employee Benefit Plans

The Company has a 401(k) contributory benefit plan for eligible employees, which currently matches up to a maximum of 3% of the participant’s eligible compensation. For the years ended December 25, 2004, December 31, 2005 and December 30, 2006, Company matching contributions totaled approximately $0.2 million, $0.3 million and $0.4 million, respectively.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Operating Leases

The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for an initial term between 10 and 20 years with one to three five-year renewal options. The leases generally require the Company to pay property taxes, utilities, and various other use and occupancy costs by the Company.

Minimum payments under lease commitments as of December 30, 2006 are summarized below for operating leases.

(in thousands)
2007	$19,758
2008	21,063
2009	21,586
2010	20,627
2011	19,436
Thereafter	130,246

$232,716

Rent expense charged to operations under all operating leases is as follows:

	Year Ended
	December 25, 2004	December 31, 2005	December 30, 2006
	(in thousands)
Fixed rent	$14,252	$15,860	$18,027
Contingent rent, based on revenues	2,184	2,765	2,421
Non-cash rent	1,865	2,153	2,203

	$18,301	$20,778	$22,651

17. Recent Accounting Pronouncements

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company is evaluating the impact adopting EITF 06-3 will have on its consolidated financial statement disclosure.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact adopting FIN 48 will have on its consolidated results of operations and financial condition and are not yet in a position to determine such impact.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact adopting SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact adopting SFAS 159 will have on its consolidated financial statements.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 30, 2006, our internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 which is included in the Report of Independent Registered Public Accounting Firm contained in Item 8.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference to our definitive proxy statement, for our 2007 annual meeting of stockholders (the “2007 Proxy Statement”), under the caption “Proposal 1: Election of Directors,” to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 30, 2006. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our audit committee and our audit committee financial expert is incorporated by reference to the 2007 Proxy Statement under the captions “Corporate Governance—Board Committees” and “Report of the Audit Committee”.

Information regarding the process by which shareholders may nominate directors is incorporated by reference to the 2007 Proxy Statement

Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2007 Proxy Statement.

We have adopted a Business and Ethics Code of Conduct for the guidance of our directors, officers, and employees, including our principal executive, financial and accounting officers and our controller. Our code of conduct, along with other corporate governance documents, is posted on our website at www.McCormickandSchmicks.com, Investors, Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is hereby incorporated by reference to the 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to our 2007 Proxy Statement.

Information regarding our equity compensation plan is included in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is hereby incorporated by reference to our 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, appearing under the caption “Report of the Audit Committee—Fees Paid to Independent Registered Public Accounting Firm,” is hereby incorporated by reference to our 2007 Proxy Statement.

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

(a)(3) Exhibits. See Exhibit Index beginning on page 68 or a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 9, 2007.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Douglas L. Schmick and Emanuel N. Hilario, and each of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 30, 2006, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 9, 2007.

Signatures	Title

/s/ DOUGLAS L. SCHMICK Douglas L. Schmick	Chief Executive Officer and Director (Principal Executive Officer)

/s/ EMANUEL N. HILARIO Emanuel N. Hilario	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LEE M. COHN Lee M. Cohn	Director

/s/ HAROLD O. ROSSER II Harold O. Rosser II	Director

/s/ DAVID B. PITTAWAY David B. Pittaway	Director

/s/ JUSTIN B. WENDER Justin B. Wender	Director

/s/ J. RICE EDMONDS J. Rice Edmonds	Director

/s/ FORTUNATO N. VALENTI Fortunato N. Valenti	Director

/s/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen Jr.	Director

/s/ JEFFREY D. KLEIN Jeffrey D. Klein	Director

/s/ JAMES R. PARISH James R. Parish	Director

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1		Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2		Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated October 25, 2006)

4.1		Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977)

10.1		Revolving Credit Agreement, dated as of July 23, 2004, by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries, Fleet National Bank, as Administrative Agent, Banc of America Securities LLC, as Arrangers, and specified other lenders; Amendment to Post-Closing Delivery Requirements dated October 12, 2004 by and among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries and Fleet National Bank as Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended September 25, 2004); Second Amendment to Credit Agreement dated October 31, 2006 among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries, as borrowers, and Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International” New York Branch, as lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated October 31, 2006)

10.2		Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977)

10.3		Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977) and Amendment to Lease dated November 23, 2005 between DLS Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated November 23, 2005)

10.4	*	Form of Executive Severance Agreement entered into by William P. McCormick, Douglas L. Schmick and Saed Mohseni and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1, file No. 333-114977)

10.5	*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977)

10.6	*	Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977)

10.7	*	Form of Restricted Stock Agreement, as amended (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2006)

21.1		Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc.

24.1		Power of Attorney (included on signature page)

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.