Form 10-Q
period 2007-03-31
McCormick & Schmicks Seafood Restaurants Inc.
filed 2007-05-09
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 14,636,651 shares of common stock outstanding as of March 31, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 30, 2006	March 31, 2007
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,553	$5,919
Trade accounts receivable, net	6,498	7,011
Tenant improvement allowance receivables	1,538	2,693
Inventories	4,982	4,935
Prepaid expenses and other current assets	3,918	3,942
Deferred income taxes	2,888	2,724

Total current assets	30,377	27,224
Property and equipment	124,346	131,235
Other assets	53,701	57,016
Goodwill	19,996	26,590

Total assets	$228,420	$242,065

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,639	$14,205
Accrued expenses	24,016	22,442
Capital lease obligations, current portion	338	243

Total current liabilities	39,993	36,890
Revolving credit facility	—	9,000
Other long-term liabilities	17,645	18,765
Deferred income taxes	10,552	10,176

Total liabilities	68,190	74,831

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,442 and 14,637 shares issued and outstanding	14	15
Additional paid in capital	139,721	143,752
Retained earnings	20,495	23,467

Total stockholders’ equity	160,230	167,234

Total liabilities and stockholders’ equity	$228,420	$242,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCor mick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended
	April 1, 2006	March 31, 2007
Revenues	$71,606	$81,428

Restaurant operating costs
Food and beverage	21,022	23,547
Labor	22,736	25,764
Operating	10,486	12,153
Occupancy	6,591	7,486

Total restaurant operating costs	60,835	68,950
General and administrative expenses	3,971	4,703
Restaurant pre-opening costs	763	448
Depreciation and amortization	2,659	2,800

Total costs and expenses	68,228	76,901

Operating income	3,378	4,527
Interest income, net	(3)	(176)

Income before income taxes	3,381	4,703
Income tax expense	1,075	1,458

Net income	$2,306	$3,245

Net income per share
Basic	$0.16	$0.23
Diluted	$0.16	$0.22
Shares used in computing net income per share
Basic	14,192	14,403
Diluted	14,482	14,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick  & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirteen week period ended
	April 1, 2006	March 31, 2007
Operating activities
Net income	$2,306	$3,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,659	2,800
Deferred income taxes	854	1,458
Share based compensation	227	392
Changes in operating assets and liabilities
Trade accounts receivable	(330)	(601)
Tenant improvement allowance receivables	45	(1,155)
Inventories	124	(225)
Prepaid expenses and other current assets	(467)	(63)
Accounts payable	(465)	(1,434)
Accrued expenses	15	(1,017)
Other long-term liabilities	616	(895)

Net cash provided by operating activities	5,584	2,505

Investing activities
Purchase of property and equipment	(6,460)	(5,818)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	—	(14,481)
Other assets	(68)	616

Net cash used in investing activities	(6,528)	(19,683)

Financing activities
Borrowings made on revolving credit facility	—	9,000
Payments on capital lease obligations	(89)	(95)
Proceeds from stock options exercised	356	2,572
Excess tax benefits from share based compensation	—	1,022

Net cash provided by financing activities	267	12,499

Effect of exchange rate changes on cash and cash equivalents	—	45

Net decrease in cash and cash equivalents	(677)	(4,634)
Cash and cash equivalents, beginning of period	4,705	10,553

Cash and cash equivalents, end of period	$4,028	$5,919

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$96	$41
Income taxes	$236	$836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mc Cormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Unaudited

1.	The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. As of March 31, 2007, the Company operated 72 restaurants, including 67 restaurants in the United States, of which two are operated pursuant to management agreements, and five restaurants in Canada under The Boathouse name. The Boathouse restaurants operating assets and intellectual property were acquired by our wholly owned Canadian subsidiary on March 30, 2007. See Note 8.

The hotel in Santa Rosa, California, in which the restaurant the Company managed was located, was sold in March 2007. In connection with this transaction, the Company and new owner mutually agreed to terminate the management agreement on May 6, 2007.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the thirteen week period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007.

The consolidated balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

3.	Summary of Selected Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its United States and Canadian subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

Revenues are recognized at the point of delivery of products and services.

The Company recognizes income from gift cards when the gift card is redeemed by the customer or when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. Gift card income is included within revenues in the consolidated statements of income. Revenues are presented net of sales tax and the related obligation is recorded as a liability until the taxes are remitted to the appropriate taxing authorities.

Share-Based Compensation

The Company determined the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method. The Black-Scholes model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. Share-based compensation expense recognized under SFAS 123R for the thirteen week period ended April 1, 2006 and March 31, 2007 was $0.2 million and $0.4 million, respectively, which consisted of share-based compensation expense related to employee stock options for the period ended April 1, 2006 and share-based compensation expense related to employee stock options and restricted stock awards for the period ended March 31, 2007.

The fair value of the Company’s stock options was estimated using the following assumptions.

	Thirteen week period ended
	April 1, 2006	March 31,2007
Expected volatility	24.3%	24.8%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	9%	14%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One-third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of March 31, 2007, there were 118,500 shares of restricted stock outstanding.

Each award expires on the date determined at the date of grant; however, the maximum term of options, stock appreciation rights (“SARs”) and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of March 31, 2007, options to acquire a total of 904,600 shares of the Company’s common stock have been granted under the Plan at an average grant price of $12.35, the fair market value of the stock on the date of grant. As of March 31, 2007, there were 468,770 options outstanding, of which 180,406 were exercisable.

Basic and Diluted Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common non-vested shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted stock awards.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the purchase price the grantee pays for restricted stock, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock and restricted stock awards.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is reasonably assured. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. The Company receives certain tenant improvement allowances, which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $16.9 million and $17.5 million as of December 30, 2006 and March 31, 2007, respectively.

Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. Monetary assets and liabilities related to the Company’s operations in Canada are translated into U.S. dollars at the rate of exchange at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the Company’s consolidated statement of income.

4.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, adopting SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact, if any, adopting SFAS 159 may have on its consolidated financial statements.

5.	Long-Term Debt and Standby Letters of Credit

The Company has a $50.0 million revolving credit facility under which borrowings are secured by a first priority security interest in all of the Company’s assets that matures on July 23, 2009. As of March 31, 2007, there was $9.0 million outstanding under the credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure the Company’s obligations to pay or perform when required pursuant to certain agreements for the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 30, 2006 and March 31, 2007, the maximum exposure under these standby letters of credit was $2.7 million, and there were no amounts drawn upon these letters of credit. At December 30, 2006 and March 31, 2007, the Company had $47.3 million and $38.3 million, respectively, available under its revolving credit facility.

Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of March 31, 2007.

6.	Share-Based Compensation

On June 16, 2004, the Company adopted its 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, and consultants of the Company and of any parent or subsidiary of the Company. As of March 31, 2007, the Company had issued to officers and employees options to purchase an aggregate of 904,600 shares of common stock at an average exercise price of $12.35 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The Company issues new shares upon exercise of stock options. On May 23, 2006, the Company issued to officers and other employees an aggregate of 142,000 shares of restricted stock. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of the fair market value of the common stock for any greater than 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company. In the first quarter ended March 31, 2007 there were 25,000 incentive stock options granted to certain employees.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of March 31, 2007 there were 557,628 shares reserved to be issued pursuant to the plan.

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of March 31, 2007.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 30, 2006	700,691	12.00	138,500	839,191	11,765,860

Awards granted	25,000	24.71	—	25,000	52,420
Awards exercised	214,321	12.00	—	214,321	3,076,838
Awards forfeited	42,600	12.00	20,000	62,600	1,167,106

Outstanding at March 31, 2007	468,770	12.68	118,500	581,270	9,801,639

Exercisable at March 31, 2007	180,406	12.00	—	180,406	2,671,813

The table below summarizes additional information about stock options outstanding at March 31, 2007.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00 – $26.81	468,770	7.1	$12.68	180,406	$12.00

As of March 31, 2007, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $2.4 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen week period ended April 1, 2006 and March 31, 2007 (in thousands).

	Thirteen week period ended
	April 1, 2006	March 31, 2007
Labor	$19	$15
General and administrative expenses	208	377

Share-based compensation expense included in total costs and expenses	227	392
Income tax benefit related to share-based compensation	31	105

Share-based compensation expense related to employee stock options, net of tax	$196	$287

7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006. As a result of the implementation of FIN 48, the Company recorded $432,683 of unrecognized tax benefits and recorded $68,081 of accrued interest, all of which would impact the Company’s effective tax rate if recognized. The Company recorded a $500,764 increase in other long-term liabilities representing accrued income taxes in the Company’s consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the December 31, 2006 balance of retained earnings, net of a related increase of $227,701 to non-current deferred tax assets. As of December 31, 2006, the Company had accrued $68,081 of interest related to uncertain tax positions. There have been no significant changes to these amounts during the quarter ended March 31, 2007. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax, Canadian federal and provincial tax and income tax of multiple state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years before 2002. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 29, 2008.

8.	Acquisition of the Boathouse Restaurants

On March 30, 2007, the Company acquired all of the operating assets and intellectual property of The Boathouse restaurant brand from The Spectra Group of Great Restaurants, Inc. There are five operating The Boathouse restaurants, and one under construction which we plan to open in 2007, in the greater Vancouver, British Columbia area.

The aggregate purchase price for The Boathouse restaurants was $14.9 million, including capitalized transaction costs. Capitalized transaction costs related to the purchase were $0.4 million. The acquisition was funded with operating cash and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141 “Business Combinations.” Goodwill and other intangibles, which are deductible for tax purposes, recorded in connection with the acquisition totaled $6.6 million and $4.1 million, respectively. The goodwill amount recognized in the acquisition resulted primarily from the acquisition of the assembled restaurant workforce, a proven record of profitable restaurant operations as well as the assumption of prime leased locations. The $4.1 million of other intangibles was entirely assigned to “The Boathouse” registered trademark and was determined to have an indefinite life.

The Company’s accompanying consolidated financial statements include the accounts of The Boathouse restaurants at March 31, 2007 and the results of their operations from March 30, 2007. The Boathouse assets acquired and liabilities assumed based on their estimated fair values at March 30, 2007 are as follows (in thousands).

Assets acquired:

Cash	$90

Prepaid expenses	38

Inventory	272

Property and equipment	4,171

Trademark and other	4,111

Goodwill	6,594

Total assets acquired	$15,276

Liabilities assumed:

Current liabilities	$396

Total liabilities assumed	396

Net assets acquired	$14,880

No unaudited pro forma data is presented due to the insignificant impact of the acquisition on the Company’s consolidated results of operations.

9.	Related Party Transactions

The Company leases properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for each of the thirteen week periods ended March 31, 2007 and April 1, 2006.

10.	Commitments and Contingencies

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

ITEM 2.	MANAGEM ENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2006 contained in our 2006 Annual Report on Form 10-K.

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

Overview

As of March 31, 2007, we operated 72 restaurants, including 67 restaurants in the United States, of which two were operated pursuant to management agreements and five restaurants are operated in Canada under The Boathouse name. The hotel in Santa Rosa, California, in which the restaurant we managed was located, was sold in March 2007. In connection with this transaction the Company and new owner mutually agreed to terminate the management agreement on May 6, 2007.

McCormick & Schmick’s has successfully grown over the past 35 years by offering our customers a daily-printed menu with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. McCormick & Schmick’s inviting atmosphere and high quality, diverse menu offering and compelling price-value proposition appeals to a diverse base of casual diners, families, travelers and the business community. Our revenues are generated by sales at our restaurants, including banquets.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 35 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have successfully expanded our McCormick & Schmick’s Seafood Restaurant concept throughout the United States and have competed effectively with national and regional restaurant chains and with local restaurant operators. On March 30, 2007, we completed the acquisition of five of The Boathouse restaurants, and a sixth under development, which we plan to open in 2007, in the greater Vancouver, British Columbia area.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our 2007 plan includes opening eleven domestic restaurants, one of which was opened as of March 31, 2007. We also consider acquisitions of additional restaurants or restaurant groups when opportunities are presented to us. In addition to new restaurant growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2006.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended March 31, 2007 compared to the thirteen week period ended April 1, 2006:

•	Revenues increased 13.7% to $81.4 million from $71.6 million

•	Comparable restaurant sales increased 2.8%

•	Operating income increased 34.0% to $4.5 million from $3.4 million

•	Net income increased 40.7% to $3.2 million from $2.3 million

•	Diluted earnings per share increased to $0.22 from $0.16

Thirteen Week Period Ended April 1, 2006 Compared to Thirteen Week Period Ended March 31, 2007

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirteen week period ended
	April 1, 2006		March 31, 2007
	(in thousands)
Revenues	$71,606	100.0%	$81,428	100.0%

Restaurant operating costs
Food and beverage	21,022	29.4%	23,547	28.9%
Labor	22,736	31.8%	25,764	31.7%
Operating	10,486	14.6%	12,153	14.9%
Occupancy	6,591	9.2%	7,486	9.2%

Total restaurant operating costs	60,835	85.0%	68,950	84.7%
General and administrative expenses	3,971	5.5%	4,703	5.8%
Restaurant pre-opening costs	763	1.1%	448	0.5%
Depreciation and amortization	2,659	3.7%	2,800	3.4%

Total costs and expenses	68,228	95.3%	76,901	94.4%

Operating income	3,378	4.7%	4,527	5.6%
Interest income, net	(3)	—%	(176)	(0.2)%

Income before income taxes	3,381	4.7%	4,703	5.8%
Income tax expense	1,075	1.5%	1,458	1.8%

Net income	$2,306	3.2%	$3,245	4.0%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	April 1, 2006	March 31, 2007	$	%
		(in thousands)
Revenues	$71,606	$81,428	$9,822	13.7%

Restaurant operating costs
Food and beverage	$21,022	$23,547	$2,525	12.0%
Labor	22,736	25,764	3,028	13.3%
Operating	10,486	12,153	1,667	15.9%
Occupancy	6,591	7,486	895	13.6%

Total restaurant operating costs	$60,835	$68,950	$8,115	13.3%

Revenues. Revenues increased $9.8 million, or 13.7%, to $81.4 million in the thirteen week period ended March 31, 2007 from $71.6 million in the thirteen week period ended April 1, 2006. This increase was primarily due to revenues generated by the restaurants not included in the comparable base, coupled with an increase in comparable restaurant sales of 2.8%.

Food and Beverage Costs. Food and beverage costs increased $2.5 million, or 12.0%, to $23.5 million in the thirteen week period ended March 31, 2007 from $21.0 million in the thirteen week period ended April 1, 2006. This increase was primarily attributable to the six company-owned restaurants opened since April 1, 2006. Food and beverage costs as a percentage of revenues decreased to 28.9% in the thirteen week period ended March 31, 2007 from 29.4% in the thirteen week period ended April 1, 2006, primarily due to an increase in menu pricing.

Labor Costs. Labor costs increased $3.0 million, or 13.3%, to $25.8 million in the thirteen week period ended March 31, 2007 from $22.7 million in thirteen week period ended April 1, 2006. This increase was primarily attributable to the six company-owned restaurants opened since April 1, 2006. Labor costs as a percentage of revenues decreased to 31.7 % in the thirteen week period ended March 31, 2007 from 31.8% in the thirteen week period ended April 1, 2006, primarily due to leveraging higher average weekly sales volume on fixed labor.

Operating Costs. Operating costs increased $1.7 million, or 15.9%, to $12.2 million in the thirteen week period ended March 31, 2007 from $10.5 million in the thirteen week period ended April 1, 2006. This increase was primarily attributable to the six company-owned restaurants opened since April 1, 2006. Operating costs as a percentage of revenues increased to 14.9% in the thirteen week period ended March 31, 2007 from 14.6% in the thirteen week period ended April 1, 2006, primarily due to increased credit card discount fees.

Occupancy Costs. Occupancy costs increased $0.9 million, or 13.6%, to $7.5 million in the thirteen week period ended March 31, 2007 from $6.6 million in the thirteen week period ended April 1, 2006, primarily due to the six company-owned restaurants opened since April 1, 2006. Occupancy costs as a percentage of revenues were 9.2% in both of the thirteen week periods ended March 31, 2007 and April 1, 2006.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	April 1, 2006	March 31, 2007	$	%
		(in thousands)
General and administrative expenses	$3,971	$4,703	$732	18.4%
Restaurant pre-opening costs	763	448	(315)	(41.3)%
Depreciation and amortization	2,659	2,800	141	5.3%

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 18.4%, to $4.7 million in the thirteen week period ended March 31, 2007 from $4.0 million in the thirteen week period ended April 1, 2006. General and administrative expenses as a percentage of revenues increased to 5.8% in the thirteen week period ended March 31, 2007 from 5.5% in the thirteen week period ended April 1, 2006, primarily due to share-based compensation expense recognized as a result of restricted stock grants issued in May 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.3 million, or 41.3%, to $0.4 million in the thirteen week period ended March 31, 2007 from $0.8 million in the thirteen week period ended April 1, 2006, primarily due to the timing of restaurant openings and restaurants under construction in the thirteen week period ended March 31, 2007, compared to the thirteen week period ended April 1, 2006.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 5.3%, to $2.8 million in the thirteen week period ended March 31, 2007 from

$2.7 million in the thirteen week period ended April 1, 2006. The increase was primarily due to the addition of six company-owned restaurants since April 1, 2006. Depreciation and amortization as a percentage of revenues decreased to 3.4% in the thirteen week period ended March 31, 2007 from 3.7% in the thirteen week period ended April 1, 2006, primarily due to certain five year assets that became fully depreciated in the third quarter of 2006.

Interest Income, net, Income Tax Expense and Net Income

The following table sets forth interest income, net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	April 1, 2006	March 31, 2007	$	%
		(in thousands)
Interest income, net	$(3)	$(176)	$(173)	*

Income before income taxes	$3,381	$4,703	$1,322	39.1%
Income tax expense	1,075	1,458	383	35.6%

Net income	$2,306	$3,245	$939	40.7%

*	Percentage is non-meaningful

Interest Income, Net. Interest income, net of interest expense, was $0.2 million in the thirteen week period ended March 31, 2007 compared to interest income, net of interest expense, of $3,000 in the thirteen week period ended April 1, 2006. This change was primarily due to the interest income earned on our invested cash and cash equivalents.

Income Tax Expense. Income tax expense was $1.5 million in the thirteen week period ended March 31, 2007, which reflects an estimated effective annualized tax rate of 31.0%. In the thirteen week period ended April 1, 2006, income tax expense was $1.1 million, which reflects an estimated effective annualized tax rate of 31.8%. The decrease in the estimated effective tax rate is primarily attributable to the tax benefit of disqualified stock options in the thirteen week period ended March 31, 2007.

Net Income. Net income increased $0.9 million to $3.2 million in the thirteen week period ended March 31, 2007 compared to net income of $2.3 million in the thirteen week period ended April 1, 2006, primarily due to higher revenues of $9.8 million, coupled with interest income, net of interest expense, lower pre-opening costs, and improved food and beverage costs as a percentage of revenues.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities. We financed the acquisition of The Boathouse restaurants through borrowings under our credit facility and with cash on hand.

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Thirteen week period ended
	April 1, 2006	March 31, 2007
	(in thousands)
Net cash provided by operating activities	$5,584	$2,505
Net cash used in investing activities	(6,528)	(19,683)
Net cash provided by financing activities	267	12,499
Effect of exchange rate changes on cash and cash equivalents	—	45

Net decrease in cash and cash equivalents	$(677)	$(4,634)

Net cash provided by operating activities was $2.5 million in the thirteen week period ended March 31, 2007 compared to $5.6 million in the thirteen week period ended April 1, 2006. The decrease in net cash provided by operating activities in the thirteen week period ended March 31, 2007 was primarily due to timing of tenant improvement allowance receivables, coupled with changes in long-term liabilities.

Net cash used in investing activities was approximately $19.7 million in the thirteen week period ended March 31, 2007 compared to $6.5 million in the thirteen week period ended April 1, 2006. The increase in net cash used in investing activities was primarily due to the $14.5 million the Company paid toward the purchase of The Boathouse restaurants during the quarter. We also use cash for tenant improvements and equipment to open new restaurants and to upgrade and add capacity to existing restaurants. Net cash used in investing activities will vary based on the number of new restaurants under construction and the expansion of existing restaurant capacity during the period.

Net cash provided by financing activities was $12.5 million in the thirteen week period ended March 31, 2007. The net cash provided by financing activities was primarily a result of borrowings under our revolving credit facility related to the acquisition of The Boathouse restaurants, coupled with proceeds from exercised stock options of $2.6 million. Net cash provided by financing activities was $0.3 million in the thirteen week period ended April 1, 2006. The net cash provided by financing activities was primarily a result of proceeds from exercised stock options of $0.4 million, partially offset by payments made on capital lease obligations of $0.1 million.

As of March 31, 2007, we had $9.0 million of borrowings under our $50.0 million revolving credit facility. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. As of March 31, 2007, the maximum exposure under these standby letters of credit was $2.7 million. As of March 31, 2007, there were no amounts drawn upon these letters of credit and we had $38.3 million available under our revolving credit facility.

Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We amended our facility to increase the growth capital expenditure limitation on October 31, 2006 to allow for the acquisition of The Boathouse restaurants. We were in compliance with these covenants as of March 31, 2007.

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

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of March 31, 2007.

We adopted the provision of Financial Standards Accounting Board Interpretation No. 48 “Accounting for uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Share-Based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). We adopted SFAS 123R using the modified prospective transition method as of January 1, 2006, the first day of our fiscal year 2006. Under SFAS 123R, we determined the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by our stock price as well as our assumptions regarding a number of complex and subjective variables, including but not limited to our expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash and cash equivalents, revolving credit facility and foreign exchange rate fluctuations. We invest any excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. As of March 31, 2007, we had $9.0 million of outstanding borrowings. Loans under our revolving credit facility mature on July 23, 2009.

A portion of our revenue is generated in Canada. As a result, we conduct transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

ITEM 4.	CONTR OLS AND PROCEDURES

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

PART II. OTHER INF ORMATION

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

ITEM 1A.	RISK F ACTORS

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

We opened seven company-owned restaurants in 2005 and seven in 2006 and we plan to open eleven domestic restaurants in 2007. In addition, we recently acquired five Boathouse restaurants, and a sixth under development which we plan to open in 2007, in Vancouver, British Columbia. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Any acquisition of new restaurants could strain our financial resources or result in our dilution to existing stockholders.

Future acquisitions of existing restaurants, which may be accomplished with cash or through the issuance of our equity securities, or a combination of both, could result in dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business, financial condition or results of operations.

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

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, eleven in California and five in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Our business prospects depend in part on our ability to develop favorable consumer recognition of the McCormick & Schmick’s name. Although McCormick & Schmick’s, M&S Grill, The Boathouse and other of our service marks are registered trademarks, our trademarks could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of our proprietary know-how, concepts, recipes or trade secrets. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages.

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

We completed our purchase of five The Boathouse restaurants, and a sixth under development, in March 2007. These restaurants, all of which are located in the greater Vancouver, British Columbia area, are the first we own and operate outside of the United States. We may seek to selectively acquire other existing restaurants and integrate them into our business operations. Achieving the expected benefits of The Boathouse restaurants and any other restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIO R SECURITIES

None

ITEM 4.	SUBMISSION OF M ATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFO RMATION

None

ITEM 6.	EXHI BITS

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1	Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

10.1	Executive Severance Agreement dated April 9, 2007 between the Company and Emanuel N. Hilario (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated April 9, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

By:	/s/ DOUGLAS L. SCHMICK
Douglas L. Schmick
Chief Executive Officer (principal executive officer)

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer (principal financial and accounting officer)

Date: May 9, 2007

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1	Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

10.1	Executive Severance Agreement dated April 9, 2007 between the Company and Emanuel N. Hilario (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated April 9, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.