Form 10-Q
period 2007-06-30
McCormick & Schmicks Seafood Restaurants Inc.
filed 2007-08-08
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 14,659,453 shares of common stock outstanding as of June 30, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 30, 2006	June 30, 2007
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,553	$9,369
Trade accounts receivable, net	6,498	7,244
Tenant improvement allowance receivables	1,538	2,709
Inventories	4,982	5,175
Prepaid expenses and other current assets	3,918	4,320
Deferred income taxes	2,888	4,586

Total current assets	30,377	33,403
Property and equipment, net	124,346	138,498
Other assets	53,701	57,380
Goodwill	19,996	26,590

Total assets	$228,420	$255,871

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,639	$15,886
Accrued expenses	24,016	25,972
Capital lease obligations, current portion	338	146

Total current liabilities	39,993	42,004
Revolving credit facility	—	9,000
Other long-term liabilities	17,645	19,738
Deferred income taxes	10,552	12,420

Total liabilities	68,190	83,162

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,303 and 14,659 shares issued and outstanding	14	15
Additional paid in capital	139,721	144,708
Retained earnings	20,495	27,986

Total stockholders’ equity	160,230	172,709

Total liabilities and stockholders’ equity	$228,420	$255,871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Twenty-six week period ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Revenues	$76,763	$89,646	$148,369	$171,074

Restaurant operating costs
Food and beverage	22,363	25,825	43,386	49,372
Labor	23,802	27,604	46,537	53,368
Operating	11,137	13,587	21,623	25,740
Occupancy	6,924	7,815	13,514	15,301

Total restaurant operating costs	64,226	74,831	125,060	143,781
General and administrative expenses	3,983	5,060	7,954	9,762
Restaurant pre-opening costs	722	479	1,485	927
Depreciation and amortization	2,725	2,831	5,384	5,632

Total costs and expenses	71,656	83,201	139,883	160,102

Operating income	5,107	6,445	8,486	10,972
Interest income, net	(87)	(104)	(90)	(280)

Income before income taxes	5,194	6,549	8,576	11,252
Income tax expense	1,652	2,030	2,727	3,488

Net income	$3,542	$4,519	$5,849	$7,764

Net income per share
Basic	$0.25	$0.31	$0.41	$0.54
Diluted	$0.24	$0.31	$0.40	$0.53
Shares used in computing net income per share
Basic	14,218	14,549	14,206	14,475
Diluted	14,530	14,783	14,508	14,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Twenty-six week period ended
	July 1, 2006	June 30, 2007
Operating activities
Net income	$5,849	$7,764
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,384	5,632
Deferred income taxes	1,424	3,488
Share based compensation	575	842
Changes in operating assets and liabilities
Trade accounts receivable	(307)	(834)
Tenant improvement allowance receivables	158	(1,171)
Inventories	54	(465)
Prepaid expenses and other current assets	(1,189)	(441)
Accounts payable	(1,697)	247
Accrued expenses	3,441	2,512
Other long-term liabilities	1,199	(1,570)

Net cash provided by operating activities	14,891	16,004

Investing activities
Purchase of property and equipment	(10,862)	(15,874)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	—	(14,481)
Decrease (increase) in other assets	(77)	212

Net cash used in investing activities	(10,939)	(30,143)

Financing activities
Borrowings made on revolving credit facility	—	9,000
Payments on capital lease obligations	(180)	(192)
Proceeds from stock options exercised	546	2,854
Excess tax benefits from share based compensation	273	1,253

Net cash provided by financing activities	639	12,915

Effect of exchange rate changes on cash and cash equivalents	—	40

Net increase (decrease) in cash and cash equivalents	4,591	(1,184)
Cash and cash equivalents, beginning of period	4,705	10,553

Cash and cash equivalents, end of period	$9,296	$9,369

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$168	$99
Income taxes	$1,033	$2,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. As of June 30, 2007, the Company operated 72 restaurants, including 67 restaurants in the United States, of which one is operated pursuant to management agreement, and five restaurants in Canada under The Boathouse name.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the thirteen and twenty-six week periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007.

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

Share-Based Compensation

The Company determines the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method. The Black-Scholes model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. Share-based compensation expense recognized under SFAS 123R for the thirteen week period ended July 1, 2006 and June 30, 2007 was $0.3 million and $0.4 million, respectively, which consisted of share-based compensation expense related to employee stock options.

The fair value of the Company’s stock options was estimated using the following assumptions.

	Thirteen and twenty-six week periods ended
	July 1, 2006	June 30, 2007
Expected volatility	24.3%	24.8%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	9%	14%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One-third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of June 30, 2007, there were 78,988 shares of restricted stock outstanding.

Each award expires on the date determined at the date of grant; however, the maximum term of options, stock appreciation rights (“SARs”) and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of June 30, 2007, options to acquire a total of 904,600 shares of the Company’s common stock have been granted under the Plan at an average grant price of $12.35, the fair market value of the stock on the date of grant. As of June 30, 2007, there were 443,537 options outstanding, of which 156,905 were exercisable.

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

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines, at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is reasonably assured. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. The Company receives certain tenant improvement allowances, which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $16.9 million and $18.5 million as of December 30, 2006 and June 30, 2007, respectively.

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

5. Long-Term Debt and Standby Letters of Credit

The Company has a $50.0 million revolving credit facility under which borrowings are secured by a first priority security interest in all of the Company’s assets that matures on July 23, 2009. As of June 30, 2007, there was $9.0 million outstanding under the credit facility. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. The interest rate on borrowing under the credit facility at June 30, 2007 was 6.4%.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure the Company’s obligations to pay or perform when required pursuant to certain agreements for the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At June 30, 2007, the maximum exposure under these standby letters of credit was $2.7 million, and there were no amounts drawn upon these letters of credit. At June 30, 2007, the Company had $38.3 million available under its revolving credit facility.

Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of June 30, 2007.

6. Share-Based Compensation

On June 16, 2004, the Company adopted its 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, and consultants of the Company and of any parent or subsidiary of the

Company. As of June 30, 2007, the Company had issued to officers and employees options to purchase an aggregate of 904,600 shares of common stock at an average exercise price of $12.35 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The Company issues new shares upon exercise of stock options. On May 23, 2006, the Company issued to officers and other employees an aggregate of 142,000 shares of restricted stock. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of the fair market value of the common stock for any greater than 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company. There were no options issued in the second quarter ended June 30, 2007.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of June 30, 2007 there were 559,360 shares reserved to be issued pursuant to the plan.

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of June 30, 2007.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 30, 2006	700,691	$12.00	138,500	839,191

Awards granted	25,000	24.71	—	25,000
Awards exercised	237,822	12.00	39,512	277,334
Awards forfeited	44,332	12.00	20,000	64,332

Outstanding at June 30, 2007	443,537	12.72	78,988	522,525	$7,916,635

Exercisable at June 30, 2007	156,905	12.00	—	156,905	2,187,256

The table below summarizes additional information about stock options outstanding at June 30, 2007.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00 – $26.81	443,537	6.8	$12.72	156,905	$12.00

As of June 30, 2007, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $1.9 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen and twenty-six week periods ended July 1, 2006 and June 30, 2007 (in thousands).

	Thirteen week period ended		Twenty-six week period ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Labor	$20	$17	$39	$32
General and administrative expenses	328	432	536	810

Share-based compensation expense included in total costs and expenses	348	449	575	842
Income tax benefit related to share-based compensation	77	125	108	231

Share-based compensation expense related to employee stock options, net of tax	$271	$324	$467	$611

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006. As a result of the implementation of FIN 48, the Company recorded $432,683 of unrecognized tax benefits and recorded $68,081 of accrued interest, all of which would impact the Company’s effective tax rate if recognized. The Company recorded a $500,764 increase in other long-term liabilities representing accrued income taxes in the Company’s consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the December 31, 2006 balance of retained earnings, net of a related increase of $227,701 to non-current deferred tax assets. As of December 31, 2006, the Company had accrued $68,081 of interest related to uncertain tax positions. There have been no significant changes to these amounts during the quarter ended June 30, 2007. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax, Canadian federal and provincial tax and income tax of multiple state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years before 2001. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 29, 2008.

8. Acquisition of the Boathouse Restaurants

On March 30, 2007, the Company acquired all of the operating assets and intellectual property of The Boathouse restaurant brand from The Spectra Group of Great Restaurants, Inc. There are five operating The Boathouse restaurants, and one under construction which we plan to open in 2007, in the greater Vancouver, British Columbia area.

The aggregate purchase price for The Boathouse restaurants was $14.9 million, including capitalized transaction costs. Capitalized transaction costs related to the purchase were $0.4 million. The acquisition was funded with operating cash and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition in accordance with the a SFAS No. 141 “Business Combinations.” Goodwill and other intangibles, which are deductible for tax purposes, recorded in connection with the acquisition totaled $6.6 million and $4.1 million, respectively. The goodwill amount recognized in the acquisition resulted primarily from the acquisition of the assembled restaurant workforce, a proven record of profitable restaurant operations as well as the assumption of prime leased locations. The $4.1 million of other intangibles was entirely assigned to “The Boathouse” registered trademark and was determined to have an indefinite life.

The Company’s accompanying consolidated financial statements include the accounts of The Boathouse restaurants at June 30, 2007 and the results of their operations. The Boathouse assets acquired and liabilities assumed based on their estimated fair values at March 30, 2007 are as follows (in thousands).

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

9. Related Party Transactions

The Company leases properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for each of the thirteen week periods ended June 30, 2007 and July 1, 2006, and $0.5 million and $0.4 million for the twenty-six week period ended June 30, 2007 and July 1, 2006, respectively.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following section contains forward-looking statements which are subject to risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, anticipated costs savings and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Important factors that could cause actual results to differ materially from our expectations include those discussed below under “Risk Factors.” We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Overview

As of June 30, 2007, we operated 72 restaurants, including 67 restaurants in the United States, of which one was operated pursuant to a management agreement and five restaurants are operated in Canada under The Boathouse name. In May 2007, we terminated management operations of one restaurant under management contract. The hotel in Santa Rosa, California, in which the restaurant we managed was located, was sold in March 2007. In connection with the sale, we and the new owner mutually agreed to terminate the management agreement on May 6, 2007.

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

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants and The Boathouse restaurants in existing and new markets. Our 2007 plan includes opening eleven domestic restaurants and one The Boathouse restaurant in Canada, of which two domestic locations were opened as of June 30, 2007. We also consider acquisitions of additional restaurants or restaurant groups when opportunities are presented to us. In addition to new restaurant growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2006.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended June 30, 2007 compared to the thirteen week period ended July 1, 2006:

•	Revenues increased 16.8% to $89.6 million from $76.8 million

•	Comparable restaurant sales increased 2.3%

•	Operating income increased 26.2% to $6.4 million from $5.1 million

•	Net income increased 27.6% to $4.5 million from $3.5 million

•	Diluted earnings per share increased to $0.31 from $0.24

Thirteen Week Period Ended July 1, 2006 Compared to Thirteen Week Period Ended June 30, 2007

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirteen week period ended
	July 1, 2006		June 30, 2007
	(in thousands)
Revenues	$76,763	100.0%	$89,646	100.0%

Restaurant operating costs
Food and beverage	22,363	29.2%	25,825	28.8%
Labor	23,802	31.0%	27,604	30.8%
Operating	11,137	14.5%	13,587	15.2%
Occupancy	6,924	9.0%	7,815	8.7%

Total restaurant operating costs	64,226	83.7%	74,831	83.5%
General and administrative expenses	3,983	5.2%	5,060	5.6%
Restaurant pre-opening costs	722	0.9%	479	0.5%
Depreciation and amortization	2,725	3.5%	2,831	3.2%

Total costs and expenses	71,656	93.3%	83,201	92.8%

Operating income	5,107	6.7%	6,445	7.2%
Interest income, net	(87)	(0.1)%	(104)	(0.1)%

Income before income taxes	5,194	6.8%	6,549	7.3%
Income tax expense	1,652	2.2%	2,030	2.3%

Net income	$3,542	4.6%	$4,519	5.0%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	July 1, 2006	June 30, 2007	$	%
		(in thousands)
Revenues	$76,763	$89,646	$12,883	16.8%

Restaurant operating costs
Food and beverage	$22,363	$25,825	$3,462	15.5%
Labor	23,802	27,604	3,802	16.0%
Operating	11,137	13,587	2,450	22.0%
Occupancy	6,924	7,815	891	12.9%

Total restaurant operating costs	$64,226	$74,831	$10,605	16.5%

Revenues. Revenues increased $12.9 million, or 16.8%, to $89.6 million in the thirteen week period ended June 30, 2007 from $76.8 million in the thirteen week period ended July 1, 2006. This increase was primarily due to revenues generated by the restaurants not included in the comparable base, coupled with an increase in comparable restaurant sales of 2.3%.

Food and Beverage Costs. Food and beverage costs increased $3.5 million, or 15.5%, to $25.8 million in the thirteen week period ended June 30, 2007 from $22.4 million in the thirteen week period ended July 1, 2006. This increase was primarily attributable to the eleven restaurants added since July 1, 2006. Food and beverage costs as a percentage of revenues decreased to 28.8% in the thirteen week period ended June 30, 2007 from 29.2% in the thirteen week period ended July 1, 2006, primarily due to higher menu pricing.

Labor Costs. Labor costs increased $3.8 million, or 16.0%, to $27.6 million in the thirteen week period ended June 30, 2007 from $23.8 million in thirteen week period ended July 1, 2006. This increase was primarily attributable to the eleven restaurants added since July 1, 2006. Labor costs as a percentage of revenues decreased to 30.8% in the thirteen week period ended June 30, 2007 from 31.0% in the thirteen week period ended July 1, 2006, primarily due to higher menu pricing, coupled with lower workers’ compensation expense.

Operating Costs. Operating costs increased $2.5 million, or 22.0%, to $13.6 million in the thirteen week period ended June 30, 2007 from $11.1 million in the thirteen week period ended July 1, 2006. This increase was primarily attributable to the eleven restaurants added since July 1, 2006. Operating costs as a percentage of revenues increased to 15.2% in the thirteen week period ended June 30, 2007 from 14.5% in the thirteen week period ended July 1, 2006, primarily due to an increase in utility costs, coupled with an increase in repair and maintenance expense and an increase in credit card discount fees.

Occupancy Costs. Occupancy costs increased $0.9 million, or 12.9%, to $7.8 million in the thirteen week period ended June 30, 2007 from $6.9 million in the thirteen week period ended July 1, 2006, primarily due to the eleven restaurants added since July 1, 2006. Occupancy costs as a percentage of revenues decreased to 8.7% in the thirteen week period ended June 30, 2007 from 9.0% in the thirteen week period ended July 1, 2006, primarily due to an increase in revenues.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	July 1, 2006	June 30, 2007	$	%
		(in thousands)
General and administrative expenses	$3,983	$5,060	$1,077	27.0%
Restaurant pre-opening costs	722	479	(243)	(33.7)%
Depreciation and amortization	2,725	2,831	106	3.9%

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 27.0%, to $5.1 million in the thirteen week period ended June 30, 2007 from $4.0 million in the thirteen week period ended July 1, 2006. General and administrative expenses as a percentage of revenues increased to 5.6% in the thirteen week period ended June 30, 2007 from 5.2% in the thirteen week period ended July 1, 2006, primarily due to an increase in legal costs and share-based compensation expense recognized as a result of restricted stock grants issued in May 2006, partially offset by a decrease in variable compensation.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.2 million, or 33.7%, to $0.5 million in the thirteen week period ended June 30, 2007 from $0.7 million in the thirteen week period ended July 1, 2006, primarily due to the timing of restaurant openings and restaurants under construction in the thirteen week period ended June 30, 2007, compared to the thirteen week period ended July 1, 2006.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 3.9%, to $2.8 million in the thirteen week period ended June 30, 2007 from $2.7 million in the thirteen week period ended July 1, 2006. The increase was primarily due to the eleven restaurants added since July 1, 2006. Depreciation and amortization as a percentage of revenues decreased to 3.2% in the thirteen week period ended June 30, 2007 from 3.5% in the thirteen week period ended July 1, 2006, primarily due to assets that became fully depreciated in the third quarter of 2006.

Interest Income, net, Income Tax Expense and Net Income

The following table sets forth interest income, net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	July 1, 2006	June 30, 2007	$	%
		(in thousands)
Interest income, net	$(87)	$(104)	$(17)	(19.5)%

Income before income taxes	$5,194	$6,549	$1,355	26.1%
Income tax expense	1,652	2,030	378	22.9%

Net income	$3,542	$4,519	$977	27.6%

Interest Income, Net. Interest income, net of interest expense, was approximately $0.1 million for both the thirteen week period ended June 30, 2007 and July 1, 2006.

Income Tax Expense. Income tax expense was $2.0 million in the thirteen week period ended June 30, 2007, which reflects an estimated effective annualized tax rate of 31.0%. In the thirteen week period ended July 1, 2006, income tax expense was $1.7 million, which reflects an estimated effective annualized tax rate of 31.8%. The decrease in the estimated effective tax rate is primarily due to the tax benefit of disqualified stock options in the thirteen week period ended June 30, 2007.

Net Income. Net income increased $1.0 million to $4.5 million in the thirteen week period ended June 30, 2007 compared to net income of $3.5 million in the thirteen week period ended July 1, 2006, primarily due to higher revenues of $12.9 million, coupled with the timing of pre-opening expense, and improved food and beverage costs, labor costs and occupancy costs as a percentage of revenues.

Twenty-Six Week Period Ended July 1, 2006 Compared to Twenty-Six Week Period Ended June 30, 2007

The following are highlights of our financial performance for the twenty-six week period ended June 30, 2007 compared to the twenty-six week period ended July 1, 2006:

•	Revenues increased 15.3% to $171.1 million from $148.4 million

•	Comparable restaurant sales increased 2.5%

•	Operating income increased 29.3% to $11.0 million from $8.5 million

•	Net income increased 32.7% to $7.8 million from $5.8 million

•	Diluted earnings per share increased to $0.53 from $0.40

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Twenty-six week period ended
	July 1, 2006		June 30, 2007
	(in thousands)
Revenues	$148,369	100.0%	$171,074	100.0%

Restaurant operating costs
Food and beverage	43,386	29.2%	49,372	28.9%
Labor	46,537	31.4%	53,368	31.2%
Operating	21,623	14.6%	25,740	15.0%
Occupancy	13,514	9.1%	15,301	8.9%

Total restaurant operating costs	125,060	84.3%	143,781	84.0%
General and administrative expenses	7,954	5.4%	9,762	5.7%
Restaurant pre-opening costs	1,485	1.0%	927	0.6%
Depreciation and amortization	5,384	3.6%	5,632	3.3%

Total costs and expenses	139,883	94.3%	160,102	93.6%

Operating income	8,486	5.7%	10,972	6.4%
Interest income, net	(90)	(0.1)%	(280)	(0.2)%

Income before income taxes	8,576	5.8%	11,252	6.6%
Income tax expense	2,727	1.9%	3,488	2.1%

Net income	$5,849	3.9%	$7,764	4.5%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	July 1, 2006	June 30, 2007	$	%
	(in thousands)
Revenues	$148,369	$171,074	$22,705	15.3%

Restaurant operating costs
Food and beverage	$43,386	$49,372	$5,986	13.8%
Labor	46,537	53,368	6,831	14.7%
Operating	21,623	25,740	4,117	19.0%
Occupancy	13,514	15,301	1,787	13.2%

Total restaurant operating costs	$125,060	$143,781	$18,721	15.0%

Revenues. Revenues increased $22.7 million, or 15.3%, to $171.1 million in the twenty-six week period ended June 30, 2007 from $148.4 million in the twenty-six week period ended July 1, 2006. This increase was primarily due to revenues generated by the restaurants not included in the comparable base, coupled with an increase in comparable restaurant sales of 2.5%.

Food and Beverage Costs. Food and beverage costs increased $6.0 million, or 13.8%, to $49.4 million in the twenty-six week period ended June 30, 2007 from $43.4 million in the twenty-six week period ended July 1, 2006. This increase was primarily attributable to the eleven restaurants added since July 1, 2006. Food and beverage costs as a percentage of revenues decreased to 28.9% in the twenty-six week period ended June 30, 2007 from 29.2% in the twenty-six week period ended July 1, 2006, primarily due to higher menu pricing.

Labor Costs. Labor costs increased $6.8 million, or 14.7%, to $53.4 million in the twenty-six week period ended June 30, 2007 from $46.5 million in twenty-six week period ended July 1, 2006. This increase was primarily attributable to the eleven restaurants added since July 1, 2006. Labor costs as a percentage of revenues decreased to 31.2% in the twenty-six week period ended June 30, 2007 from 31.4% in the twenty-six week period ended July 1, 2006, primarily due to higher menu pricing.

Operating Costs. Operating costs increased $4.1 million, or 19.0%, to $25.7 million in the twenty-six week period ended June 30, 2007 from $21.6 million in the twenty-six week period ended July 1, 2006. This increase was primarily attributable to the eleven restaurants added since July 1, 2006. Operating costs as a percentage of revenues increased to 15.0% in the twenty-six week period ended June 30, 2007 from 14.6% in the twenty-six week period ended July 1, 2006, primarily due to an increase in credit card discount fees, coupled with an increase in repair and maintenance expense.

Occupancy Costs. Occupancy costs increased $1.8 million, or 13.2%, to $15.3 million in the twenty-six week period ended June 30, 2007 from $13.5 million in the twenty-six week period ended July 1, 2006, primarily due to the eleven restaurants added since July 1, 2006. Occupancy costs as a percentage of revenues decreased to 8.9% in the twenty-six week period ended June 30, 2007 from 9.1% in the twenty-six week period ended July 1, 2006.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	July 1, 2006	June 30, 2007	$	%
	(in thousands)
General and administrative expenses	$7,954	$9,762	$1,808	22.7%
Restaurant pre-opening costs	1,485	927	(558)	(37.6)%
Depreciation and amortization	5,384	5,632	248	4.6%

General and Administrative Expenses. General and administrative expenses increased $1.8 million, or 22.7%, to $9.8 million in the twenty-six week period ended June 30, 2007 from $8.0 million in the twenty-six week period ended July 1, 2006. General and administrative expenses as a percentage of revenues increased to 5.7% in the twenty-six week period ended June 30, 2007 from 5.4% in the twenty-six week period ended July 1, 2006, primarily due to an increase in legal costs, coupled with share-based compensation expense recognized as a result of restricted stock grants issued in May 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.6 million, or 37.6%, to $0.9 million in the twenty-six week period ended June 30, 2007 from $1.5 million in the twenty-six week period ended July 1, 2006, primarily due to the timing of restaurant openings and restaurants under construction in the twenty-six week period ended June 30, 2007, compared to the twenty-six week period ended July 1, 2006.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 4.6%, to $5.6 million in the twenty-six week period ended June 30, 2007 from $5.4 million in the twenty-six week period ended July 1, 2006. The increase was primarily due to the eleven restaurants added since July 1, 2006. Depreciation and amortization as a percentage of revenues decreased to 3.3% in the twenty-six week period ended June 30, 2007 from 3.6% in the twenty-six week period ended July 1, 2006, primarily due to assets that became fully depreciated in the third quarter of 2006.

Interest Income, net, Income Tax Expense and Net Income

The following table sets forth interest income, net, income tax expense and net income from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	July 1, 2006	June 30, 2007	$	%
		(in thousands)
Interest income, net	$(90)	$(280)	$(190)	*

Income before income taxes	$8,576	$11,252	$2,676	31.2%
Income tax expense	2,727	3,488	761	27.9%

Net income	$5,849	$7,764	$1,915	32.7%

*	Percentage is non-meaningful

Interest Income, Net. Interest income, net of interest expense, was $0.3 million in the twenty-six week period ended June 30, 2007 compared to interest income, net of interest expense, of $0.1 million in the twenty-six week period ended July 1, 2006. This change was primarily due to the increase in interest income earned on our invested cash and cash equivalents, due to a higher average daily cash balance.

Income Tax Expense. Income tax expense was $3.5 million in the twenty-six week period ended June 30, 2007, which reflects an estimated effective annualized tax rate of 31.0%. In the twenty-six week period ended July 1, 2006, income tax expense was $2.7 million, which reflects an estimated effective annualized tax rate of 31.8%. The decrease in the estimated effective tax rate is primarily due to the tax benefit of disqualified stock options in the twenty-six week period ended June 30, 2007.

Net Income. Net income increased $1.9 million to $7.8 million in the twenty-six week period ended June 30, 2007 compared to net income of $5.8 million in the twenty-six week period ended July 1, 2006, primarily due to higher revenues of $22.7 million, coupled with interest income, net of interest expense, timing of pre-opening costs, and improved food and beverage costs, labor costs and occupancy costs as a percentage of revenues.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under credit facilities. We financed the acquisition of The Boathouse restaurants with borrowings under our credit facility and cash on hand.

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Twenty-six week period ended
	July 1, 2006	June 30, 2007
	(in thousands)
Net cash provided by operating activities	$14,891	$16,004
Net cash used in investing activities	(10,939)	(30,143)
Net cash provided by financing activities	639	12,915
Effect of exchange rate changes on cash and cash equivalents	—	40

Net increase (decrease) in cash and cash equivalents	$4,591	$(1,184)

Net cash provided by operating activities was $16.0 million in the twenty-six week period ended June 30, 2007 compared to $14.9 million in the twenty-six week period ended July 1, 2006. The increase in net cash provided by operating activities in the twenty-six week period ended June 30, 2007 was primarily due to the increase in net income.

Net cash used in investing activities was $30.1 million in the twenty-six week period ended June 30, 2007 compared to $10.9 million in the twenty-six week period ended July 1, 2006. The increase in investing activities was primarily due to the $14.5 million the Company paid for the purchase of The Boathouse restaurants. We also use cash for tenant improvements and equipment to open new restaurants and to upgrade and add capacity to existing restaurants. Net cash used in investing activities will vary based on the number of new restaurants under construction and the expansion of existing restaurant capacity during the period.

Net cash provided by financing activities was $12.9 million in the twenty-six week period ended June 30, 2007. Net cash provided by financing activities was primarily a result of borrowings under our revolving credit facility related to the acquisition of The Boathouse restaurants, coupled with proceeds from exercised stock options of $2.9 million. Net cash provided by financing activities was $0.6 million in the twenty-six week period ended July 1, 2006, primarily due to proceeds from exercised stock options.

As of June 30, 2007, we had $9.0 million of borrowings under our $50.0 million revolving credit facility. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. As of June 30, 2007, the maximum exposure under these standby letters of credit was $2.7 million. As of June 30, 2007, there were no amounts drawn upon these letters of credit and we had $38.3 million available under our revolving credit facility.

Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation. We amended our facility to increase the growth capital expenditure limitation on October 31, 2006 to allow for the acquisition of The Boathouse restaurants. We were in compliance with these covenants as of June 30, 2007.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, and pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next twelve months.

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

Goodwill and Other Indefinite Lived Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows are projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of June 30, 2007.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. As of June 30, 2007, we had $9.0 million of outstanding borrowings. Loans under our revolving credit facility mature on July 23, 2009. A hypothetical 10% interest rate increase would not have a material effect on our financial results.

A portion of our revenue is generated in Canada. As a result, we conduct transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. A hypothetical 10% decline in the foreign exchange rate between the Canadian dollar and the US. dollar would not have a material effect on our financial results.

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

We opened seven restaurants in 2005 and seven in 2006 and we plan to open eleven domestic restaurants in 2007. In addition, we recently acquired five The Boathouse restaurants, and a sixth under development which we plan to open in 2007, in Vancouver, British Columbia. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Any acquisition of new restaurants could strain our financial resources or result in dilution to our existing stockholders.

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

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, twelve in California and five in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Each of our restaurants must obtain licenses from regulatory authorities to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In certain jurisdictions where we operate, the number of alcoholic beverage licenses available is limited and licenses are traded at market prices.

The failure to maintain our food and liquor licenses and other required licenses, permits and approvals could adversely affect our operating results. Difficulties or failure in obtaining the required licenses and approvals could delay, or result in our decision to cancel, the opening of new restaurants.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 29, 2007 in Portland, Oregon. A total of 14,001,462 shares were present or represented by proxy at the meeting, representing approximately 96% of the shares outstanding as of the April 12, 2007 record date. The only matters submitted for a vote was the election of seven nominees to serve as directors and the ratification of PricewaterhouseCoopers LLP as our independent public accounting firm for 2007. The seven nominees were elected as follows:

	For	Withheld
Douglas L. Schmick	13,174,977	826,485
Emanuel N. Hilario	12,917,628	1,083,834
Elliott H. Jurgensen, Jr.	13,935,325	66,137
J. Rice Edmonds	4,103,350	9,898,112
David B. Pittaway	13,814,457	187,005
James R. Parish	13,935,426	66,036
Jeffrey D. Klein	13,945,025	56,437

PricewaterhouseCoopers LLP was ratified as our independent public accounting firm for 2007 as follows:

For	Against	Abstain
13,182,247	810,503	8,712

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1	Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

10.1	Executive Severance Agreement dated April 9, 2007 between the Company and Emanuel N. Hilario (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated April 9, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 8, 2007

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