Form 10-Q
period 2007-09-29
McCormick & Schmicks Seafood Restaurants Inc.
filed 2007-11-08
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

There were 14,761,646 shares of common stock outstanding as of September 29, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 30, 2006	September 29, 2007
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,553	$987
Trade accounts receivable, net	6,498	10,163
Tenant improvement allowance receivables	1,538	5,784
Inventories	4,982	5,630
Prepaid expenses and other current assets	3,918	7,698
Deferred income taxes	2,888	6,858

Total current assets	30,377	37,120
Property and equipment, net	124,346	152,907
Other assets	53,701	57,363
Goodwill	19,996	26,590

Total assets	$228,420	$273,980

Liabilities and Stockholders’ Equity
Current liabilities
Book overdraft	$—	$6,108
Accounts payable	15,639	15,975
Accrued expenses	24,016	27,143
Capital lease obligations, current portion	338	3,140

Total current liabilities	39,993	52,366
Revolving credit facility	—	9,000
Other long-term liabilities	17,645	19,870
Deferred income taxes	10,552	15,981

Total liabilities	68,190	97,217

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,303 and 14,762 shares issued and outstanding	14	15
Additional paid in capital	139,721	146,670
Accumulated other comprehensive income	—	53
Retained earnings	20,495	30,025

Total stockholders’ equity	160,230	176,763

Total liabilities and stockholders’ equity	$228,420	$273,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Thirty-nine week period ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Revenues	$75,648	$88,095	$224,017	$259,170

Restaurant operating costs
Food and beverage	22,120	25,668	65,505	75,040
Labor	23,827	28,373	70,364	81,741
Operating	11,768	13,899	33,392	39,639
Occupancy	6,964	8,001	20,478	23,301

Total restaurant operating costs	64,679	75,941	189,739	219,721
General and administrative expenses	4,031	4,658	11,985	14,420
Restaurant pre-opening costs	310	2,097	1,795	3,025
Depreciation and amortization	2,733	2,952	8,117	8,584

Total costs and expenses	71,753	85,648	211,636	245,750

Operating income	3,895	2,447	12,381	13,420
Interest income, net	69	70	159	349

Income before income taxes	3,964	2,517	12,540	13,769
Income tax expense	1,261	477	3,988	3,965

Net income	$2,703	$2,040	$8,552	$9,804

Net income per share
Basic	$0.19	$0.14	$0.60	$0.67
Diluted	$0.19	$0.14	$0.59	$0.66
Shares used in computing net income per share
Basic	14,230	14,639	14,214	14,530
Diluted	14,480	14,817	14,498	14,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirty-nine week period ended
	September 30, 2006	September 29, 2007
Operating activities
Net income	$8,552	$9,804
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,117	8,584
Deferred income taxes	1,963	1,687
Share based compensation	1,059	1,129
Changes in operating assets and liabilities
Trade accounts receivable	(991)	(3,753)
Tenant improvement allowance receivables	586	(4,246)
Inventories	141	(920)
Prepaid expenses and other current assets	(1,343)	(3,819)
Accounts payable	(1,003)	336
Accrued expenses	1,933	3,682
Other long-term liabilities	1,821	1,652

Net cash provided by operating activities	20,835	14,136

Investing activities
Purchase of property and equipment	(22,676)	(30,011)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	—	(14,481)
Decrease (increase) in other assets	(159)	98

Net cash used in investing activities	(22,835)	(44,394)

Financing activities
Increase in book overdraft	—	6,108
Borrowings made on revolving credit facility	—	9,000
Payments on capital lease obligations	(273)	(291)
Proceeds from stock options exercised	713	4,108
Excess tax benefits from share based compensation	310	1,714

Net cash provided by financing activities	750	20,639

Effect of exchange rate changes on cash and cash equivalents	—	53

Net decrease in cash and cash equivalents	(1,250)	(9,566)

Cash and cash equivalents, beginning of period	4,705	10,553
Cash and cash equivalents, end of period	$3,455	$987

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$249	$298
Income taxes	$1,824	$3,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. As of September 29, 2007, the Company operated 77 restaurants, including 72 restaurants in the United States, of which one is operated pursuant to a management agreement, and five restaurants in Canada under The Boathouse name.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the thirteen and thirty-nine week periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007.

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

Share-Based Compensation

The Company determines the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method. The Black-Scholes model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. Share-based compensation expense recognized under SFAS 123R for the thirteen week periods ended September 30, 2006 and September 29, 2007 was $0.5 million and $0.3 million, respectively, and for both the thirty-nine week periods ended September 30, 2006 and September 29, 2007 was $1.1 million, which consisted of share-based compensation expense related to employee stock options and restricted stock awards.

The fair value of the Company’s stock options was estimated using the following assumptions.

	Thirteen and thirty-nine week periods ended
	September 30, 2006	September 29, 2007
Expected volatility	24.3%	24.8%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	9%	14%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One-third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of September 29, 2007, there were 76,655 shares of restricted stock outstanding.

Each award expires on the date determined at the date of grant; however, the maximum term of options, stock appreciation rights (“SARs”) and other rights to acquire common stock under the Company’s 2004 Stock Incentive Plan (the Plan) is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of September 29, 2007, options to acquire a total of 904,600 shares of the Company’s common stock have been granted under the Plan at an average grant price of $12.35, the fair market value of the stock on the date of grant. As of September 29, 2007, there were 337,710 options outstanding, of which 259,377 were exercisable.

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

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, any purchase price the grantee pays for restricted stock, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock and restricted stock awards.

Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines, at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is reasonably assured. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. The Company receives certain tenant improvement allowances, which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $16.9 million and $19.2 million as of December 30, 2006 and September 29, 2007, respectively.

Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. Monetary assets and liabilities related to the Company’s operations in Canada are translated into U.S. dollars at the rate of exchange at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations.

4. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that adopting SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact, if any, that adopting SFAS 159 may have on its consolidated financial statements.

5. Long-Term Debt and Standby Letters of Credit

The Company has a $50.0 million revolving credit facility under which borrowings are secured by a first priority security interest in all of the Company’s assets, that matures on July 23, 2009. As of September 29, 2007, there was $9.0 million outstanding under the credit facility. The interest rate on the credit facility is based on the lender’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. The interest rate on borrowing under the credit facility at September 29, 2007 was 6.41%, which was based on the Eurodollar rate of 5.41% plus a margin of 1.00%.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure the Company’s obligations to pay or perform when required pursuant to certain agreements for the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At September 29, 2007, the maximum exposure under these standby letters of credit was $3.0 million, and there were no amounts drawn upon these letters of credit. At September 29, 2007, the Company had $38.0 million available under its revolving credit facility.

Under the revolving credit facility agreement, the Company is subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio, and a growth capital expenditures limitation. The Company was in compliance with these covenants as of September 29, 2007.

6. Share-Based Compensation

On June 16, 2004, the Company adopted its 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, and consultants of the Company and of any parent or subsidiary of the Company. As of September 29, 2007, the Company had issued to officers and employees options to purchase an aggregate of 904,600 shares of common stock at an average exercise price of $12.35 per share. These options become exercisable over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. On May 23, 2006, the Company issued to officers and other employees an aggregate of 142,000 shares of restricted stock. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of the fair market value of the common stock for any greater than 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company. There were no options issued in the third quarter ended September 29, 2007.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of September 29, 2007 there were 562,994 shares reserved to be issued pursuant to the plan.

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of September 29, 2007.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 30, 2006	700,691	$12.00	138,500	839,191

Awards granted	25,000	24.71	—	25,000
Awards exercised	342,348	12.00	39,512	381,860
Awards forfeited	45,633	12.00	22,333	67,966

Outstanding at September 29, 2007	337,710	12.94	76,655	414,365	$3,579,223

Exercisable at September 29, 2007	259,377	12.00	—	259,377	1,771,545

The table below summarizes additional information about stock options outstanding at September 29, 2007.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00 – $26.81	337,710	6.5	$ 12.94	259,377	$ 12.00

As of September 29, 2007, the unamortized compensation expense related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $1.7 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen and thirty-nine week periods ended September 30, 2006 and September 29, 2007 (in thousands).

	Thirteen week period ended		Thirty-nine week period ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Labor	$17	$6	$56	$38
General and administrative expenses	468	281	1,003	1,091

Share-based compensation expense included in total costs and expenses	485	287	1,059	1,129
Income tax benefit related to share-based compensation	141	98	249	329

Share-based compensation expense related to employee stock options, net of tax	$344	$189	$810	$800

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006. As a result of the implementation of FIN 48, the Company recorded $432,683 of unrecognized tax benefits and recorded $68,081 of accrued interest, all of which would impact the Company’s effective tax rate if recognized. The Company recorded a $500,764 increase in other long-term liabilities representing accrued income taxes in the Company’s consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the December 31, 2006 balance of retained earnings, net of a related increase of $227,701 to non-current deferred tax assets. As of December 31, 2006, the Company had accrued $68,081 of interest related to uncertain tax positions. There have been no significant changes to these amounts during the quarter ended September 29, 2007. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax, Canadian federal and provincial tax and income tax of multiple state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years before 2001. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 29, 2008.

8. Acquisition of The Boathouse Restaurants

On March 30, 2007, the Company acquired all of the operating assets and intellectual property of The Boathouse restaurant brand from The Spectra Group of Great Restaurants, Inc. There are six operating The Boathouse restaurants in the greater Vancouver, British Columbia area, including the Port Moody location, which opened October 1, 2007.

The aggregate purchase price for The Boathouse restaurants was $14.9 million, including capitalized transaction costs of $0.4 million. The acquisition was funded with operating cash and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” Goodwill and other intangibles, which are deductible for tax purposes, recorded in connection with the acquisition, totaled $6.6 million and $4.1 million, respectively. The goodwill amount recognized in the acquisition resulted primarily from the acquisition of the assembled restaurant workforce, a proven record of profitable restaurant operations and the assumption of prime leased locations. The $4.1 million of other intangibles was entirely assigned to “The Boathouse” registered trademark and was determined to have an indefinite life.

The Company’s accompanying consolidated financial statements include the accounts of The Boathouse restaurants and the results of their operations since the acquisition date of March 30, 2007. The Boathouse assets acquired and liabilities assumed based on their estimated fair values at March 30, 2007 are as follows (in thousands).

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

9. Related Party Transactions

The Company leases properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.3 million for each of the thirteen week periods ended September 29, 2007 and September 30, 2006, and $0.7 million for each of the thirty-nine week periods ended September 29, 2007 and September 30, 2006, respectively.

10. Commitments and Contingencies

The Company is subject to various claims, possible legal actions, and other matters arising in the normal course of business. While it is difficult to accurately predict the outcome of these issues, the Company believes that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Overview

As of September 29, 2007, we operated 77 restaurants, including 72 restaurants in the United States, of which one was operated pursuant to a management agreement and five restaurants are operated in Canada under The Boathouse name. In May 2007, we terminated our management operations of one restaurant under management contract. The hotel in Santa Rosa, California, in which the restaurant we managed was located, was sold in March 2007.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 35 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have successfully expanded our McCormick & Schmick’s Seafood Restaurant concept throughout the United States and have competed effectively with national and regional restaurant chains and with local restaurant operators. On March 30, 2007, we completed the acquisition of The Boathouse restaurants, consisting of five restaurants and one under development, which opened October 1, 2007, in the greater Vancouver, British Columbia area.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants and The Boathouse restaurants in existing and new markets. Our 2007 plan includes opening eleven domestic restaurants and one The Boathouse restaurant in Canada, of which seven domestic locations were opened as of September 29, 2007 and the single planned The Boathouse location was opened on October 1, 2007. We also consider acquisitions of additional restaurants or restaurant groups when opportunities are presented to us. In addition to new restaurant growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2006.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended September 29, 2007 compared to the thirteen week period ended September 30, 2006:

•	Revenues increased 16.5% to $88.1 million from $75.6 million

•	Comparable restaurant sales decreased 0.1%

•	Restaurant pre-opening costs increased to $2.1 million from $0.3 million

•	Operating income decreased 37.2% to $2.4 million from $3.9 million

•	Net income decreased 24.5% to $2.0 million from $2.7 million

•	Diluted earnings per share decreased to $0.14 from $0.19

Thirteen Week Period Ended September 30, 2006 Compared to Thirteen Week Period Ended September 29, 2007

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirteen week period ended
	September 30, 2006		September 29, 2007
	(in thousands)
Revenues	$75,648	100.0%	$88,095	100.0%

Restaurant operating costs
Food and beverage	22,120	29.2%	25,668	29.1%
Labor	23,827	31.5%	28,373	32.2%
Operating	11,768	15.6%	13,899	15.8%
Occupancy	6,964	9.2%	8,001	9.1%

Total restaurant operating costs	64,679	85.5%	75,941	86.2%
General and administrative expenses	4,031	5.3%	4,658	5.3%
Restaurant pre-opening costs	310	0.4%	2,097	2.4%
Depreciation and amortization	2,733	3.7%	2,952	3.3%

Total costs and expenses	71,753	94.9%	85,648	97.2%

Operating income	3,895	5.1%	2,447	2.8%
Interest income, net	69	0.1%	70	0.1%

Income before income taxes	3,964	5.2%	2,517	2.9%
Income tax expense	1,261	1.6%	477	0.6%

Net income	$2,703	3.6%	$2,040	2.3%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	September 30, 2006	September 29, 2007	$	%
		(in thousands)
Revenues	$75,648	$88,095	$12,447	16.5%

Restaurant operating costs
Food and beverage	$22,120	$25,668	$3,548	16.0%
Labor	23,827	28,373	4,546	19.1%
Operating	11,768	13,899	2,131	18.1%
Occupancy	6,964	8,001	1,037	14.9%

Total restaurant operating costs	$64,679	$75,941	$11,262	17.4%

Revenues. Revenues increased $12.4 million, or 16.5%, to $88.1 million in the thirteen week period ended September 29, 2007 from $75.6 million in the thirteen week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006.

Food and Beverage Costs. Food and beverage costs increased $3.5 million, or 16.0%, to $25.7 million in the thirteen week period ended September 29, 2007 from $22.1 million in the thirteen week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006. Food and beverage costs as a percentage of revenues decreased to 29.1% in the thirteen week period ended September 29, 2007 from 29.2% in the thirteen week period ended September 30, 2006, primarily due to menu pricing increases in 2007.

Labor Costs. Labor costs increased $4.5 million, or 19.1%, to $28.4 million in the thirteen week period ended September 29, 2007 from $23.8 million in thirteen week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006. Labor costs as a percentage of revenues increased to 32.2% in the thirteen week period ended September 29, 2007 from 31.5% in the thirteen week period ended September 30, 2006, primarily due to restaurant labor inefficiency in the restaurants added within the last 18 months, coupled with deleveraging at the mature restaurants due to lower comparable sales.

Operating Costs. Operating costs increased $2.1 million, or 18.1%, to $13.9 million in the thirteen week period ended September 29, 2007 from $11.8 million in the thirteen week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006. Operating costs as a percentage of revenues increased to 15.8% in the thirteen week period ended September 29, 2007 from 15.6% in the thirteen week period ended September 30, 2006, primarily due to an increase in repairs and maintenance expense coupled with an increase in advertising expenses.

Occupancy Costs. Occupancy costs increased $1.0 million, or 14.9%, to $8.0 million in the thirteen week period ended September 29, 2007 from $7.0 million in the thirteen week period ended September 30, 2006, primarily due to the fifteen restaurants added since September 30, 2006. Occupancy costs as a percentage of revenues decreased to 9.1% in the thirteen week period ended September 29, 2007 from 9.2% in the thirteen week period ended September 30, 2006, primarily due to an increase in revenues.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	September 30, 2006	September 29, 2007	$	%
		(in thousands)
General and administrative expenses	$4,031	$4,658	$627	15.6%
Restaurant pre-opening costs	310	2,097	1,787	*
Depreciation and amortization	2,733	2,952	219	8.0%

*	Percentage is non-meaningful

General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 15.6%, to $4.7 million in the thirteen week period ended September 29, 2007 from $4.0 million in the thirteen week period ended September 30, 2006. The increase in general and administrative expenses was primarily due to the increase in the number of restaurants coupled with increased travel costs. General and administrative expenses as a percentage of revenues were 5.3% in both the thirteen week period ended September 29, 2007 and September 30, 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $1.8 million, to $2.1 million in the thirteen week period ended September 29, 2007 from $0.3 million in the thirteen week period ended September 30, 2006, primarily due to the timing of restaurant openings and restaurants under construction coupled with an increase in the average pre-opening costs for each new restaurant added in the thirteen week period ended September 29, 2007, compared to the thirteen week period ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 8.0%, to $3.0 million in the thirteen week period ended September 29, 2007 from $2.7 million in the thirteen week period ended September 30, 2006. The increase was primarily due to the fifteen restaurants added since September 30, 2006. Depreciation and amortization as a percentage of revenues decreased to 3.3% in the thirteen week period ended September 29, 2007 from 3.6% in the thirteen week period ended September 30, 2006, primarily due to assets that became fully depreciated in the third quarter of 2006.

Interest Income, net, Income Tax Expense and Net Income

The following table sets forth interest income, net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirteen week period ended		Change
	September 30, 2006	September 29, 2007	$	%
		(in thousands)
Interest income, net	$69	$70	$1	1.4%

Income before income taxes	$3,964	$2,517	$(1,447)	(36.5)%
Income tax expense	1,261	477	(784)	(62.2)%

Net income	$2,703	$2,040	$(663)	(24.5)%

Interest Income, Net. Interest income, net of interest expense, was $70,000 for the thirteen week period ended September 29, 2007 compared to $69,000 in the thirteen week period ended September 30, 2006.

Income Tax Expense. Income tax expense was $0.5 million in the thirteen week period ended September 29, 2007 compared to $1.3 million in the thirteen week period ended September 30, 2006. Income tax expense reflects an estimated effective annualized tax rate of 28.8% compared to 31.8% in the thirteen week period ended September 30, 2006. The decrease in the estimated effective annualized tax rate is primarily due to the estimated tax impact of share-based compensation and FICA tax credits.

Net Income. Net income decreased $0.7 million to $2.0 million in the thirteen week period ended September 29, 2007 compared to net income of $2.7 million in the thirteen week period ended September 30, 2006, primarily due to an increase in restaurant pre-opening costs coupled with a decrease in restaurant labor efficiency at both the restaurants added within the last 18 months and the mature restaurants.

Thirty-nine Week Period Ended September 29, 2007 Compared to Thirty-nine Week Period Ended September 30, 2006

The following are highlights of our financial performance for the thirty-nine week period ended September 29, 2007 compared to the thirty-nine week period ended September 30, 2006:

•	Revenues increased 15.7% to $259.2 million from $224.0 million

•	Comparable restaurant sales increased 1.7%

•	Operating income increased 8.4% to $13.4 million from $12.4 million

•	Net income increased 14.6% to $9.8 million from $8.6 million

•	Diluted earnings per share increased to $0.66 from $0.59

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirty-nine week period ended
	September 30, 2006		September 29, 2007
	(in thousands)
Revenues	$224,017	100.0%	$259,170	100.0%

Restaurant operating costs
Food and beverage	65,505	29.2%	75,040	29.0%
Labor	70,364	31.5%	81,741	31.5%
Operating	33,392	14.9%	39,639	15.3%
Occupancy	20,478	9.1%	23,301	9.0%

Total restaurant operating costs	189,739	84.7%	219,721	84.8%
General and administrative expenses	11,985	5.4%	14,420	5.5%
Restaurant pre-opening costs	1,795	0.8%	3,025	1.2%
Depreciation and amortization	8,117	3.6%	8,584	3.3%

Total costs and expenses	211,636	94.5%	245,750	94.8%

Operating income	12,381	5.5%	13,420	5.2%
Interest income, net	159	0.1%	349	0.1%

Income before income taxes	12,540	5.6%	13,769	5.3%
Income tax expense	3,988	1.8%	3,965	1.5%

Net income	$8,552	3.8%	$9,804	3.8%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 30, 2006	September 29, 2007	$	%
	(in thousands)
Revenues	$224,017	$259,170	$35,153	15.7%

Restaurant operating costs
Food and beverage	$65,505	$75,040	$9,535	14.6%
Labor	70,364	81,741	11,377	16.2%
Operating	33,392	39,639	6,247	18.7%
Occupancy	20,478	23,301	2,823	13.8%

Total restaurant operating costs	$189,739	$219,721	$29,982	15.8%

Revenues. Revenues increased $35.2 million, or 15.7%, to $259.2 million in the thirty-nine week period ended September 29, 2007 from $224.0 million in the thirty-nine week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006.

Food and Beverage Costs. Food and beverage costs increased $9.5 million, or 14.6%, to $75.0 million in the thirty-nine week period ended September 29, 2007 from $65.5 million in the thirty-nine week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006. Food and beverage costs as a percentage of revenues decreased to 29.0% in the thirty-nine week period ended September 29, 2007 from 29.2% in the thirty-nine week period ended September 30, 2006, primarily due to menu pricing increases in 2007.

Labor Costs. Labor costs increased $11.4 million, or 16.2%, to $81.7 million in the thirty-nine week period ended September 29, 2007 from $70.4 million in thirty-nine week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006. Labor costs as a percentage of revenues were 31.5% in both the thirty-nine week period ended September 29, 2007 and September 30, 2006.

Operating Costs. Operating costs increased $6.2 million, or 18.7%, to $39.6 million in the thirty-nine week period ended September 29, 2007 from $33.4 million in the thirty-nine week period ended September 30, 2006. This increase was primarily due to the fifteen restaurants added since September 30, 2006. Operating costs as a percentage of revenues increased to 15.3% in the thirty-nine week period ended September 29, 2007 from 14.9% in the thirty-nine week period ended September 30, 2006, primarily due to an increase in repairs and maintenance expenses, credit card discount fees and marketing costs.

Occupancy Costs. Occupancy costs increased $2.8 million, or 13.8%, to $23.3 million in the thirty-nine week period ended September 29, 2007 from $20.5 million in the thirty-nine week period ended September 30, 2006, primarily due to the fifteen restaurants added since September 30, 2006. Occupancy costs as a percentage of revenues decreased to 9.0% in the thirty-nine week period ended September 29, 2007 from 9.1% in the thirty-nine week period ended September 30, 2006.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 30, 2006	September 29, 2007	$	%
	(in thousands)
General and administrative expenses	$11,985	$14,420	$2,435	20.3%
Restaurant pre-opening costs	1,795	3,025	1,230	68.5%
Depreciation and amortization	8,117	8,584	467	5.8%

General and Administrative Expenses. General and administrative expenses increased $2.4 million, or 20.3%, to $14.4 million in the thirty-nine week period ended September 29, 2007 from $12.0 million in the thirty-nine week period ended September 30, 2006, primarily due to the fifteen restaurants added since September 30, 2006 coupled with increased share-based compensation, legal fees, and travel costs. General and administrative expenses as a percentage of revenues increased to 5.5% in the thirty-nine week period ended September 29, 2007 from 5.4% in the thirty-nine week period ended September 30, 2006, primarily due to an increase in legal fees and travel costs.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $1.2 million, or 68.5%, to $3.0 million in the thirty-nine week period ended September 29, 2007 from $1.8 million in the thirty-nine week period ended September 30, 2006, primarily due to the timing of restaurant openings and restaurants under construction, coupled with an increase in the average pre-opening costs for each new restaurant added in the thirty-nine week period ended September 29, 2007, compared to the thirty-nine week period ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 5.8%, to $8.6 million in the thirty-nine week period ended September 29, 2007 from $8.1 million in the thirty-nine week period ended September 30, 2006. The increase was primarily due to the fifteen restaurants added since September 30, 2006. Depreciation and amortization as a percentage of revenues decreased to 3.3% in the thirty-nine week period ended September 29, 2007 from 3.6% in the thirty-nine week period ended September 30, 2006, primarily due to assets that became fully depreciated in the third quarter of 2006.

Interest Income, net, Income Tax Expense and Net Income

The following table sets forth interest income, net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 30, 2006	September 29, 2007	$	%
	(in thousands)
Interest income, net	$159	$349	$190	119.5%

Income before income taxes	$12,540	$13,769	$1,229	9.8%
Income tax expense	3,988	3,965	(23)	(0.6)%

Net income	$8,552	$9,804	$1,252	14.6%

Interest Income, Net. Interest income, net of interest expense, was $0.3 million in the thirty-nine week period ended September 29, 2007 compared to interest income, net of interest expense, of $0.2 million in the thirty-nine week period ended September 30, 2006. This change was primarily due to the increase in interest income earned on our invested cash and cash equivalents, due to a higher average daily cash balance.

Income Tax Expense. Income tax expense was $4.0 million in both the thirty-nine week period ended September 29, 2007 and September 30, 2006. Income tax expense reflects an estimated effective annualized tax rate of 28.8% compared to 31.8% in the thirty-nine week period ended September 30, 2006. The decrease in the estimated effective annualized tax rate is primarily due to the estimated tax impact of share-based compensation and FICA tax credits.

Net Income. Net income increased $1.3 million to $9.8 million in the thirty-nine week period ended September 29, 2007 compared to net income of $8.6 million in the thirty-nine week period ended September 30, 2006, primarily due to higher revenues of $35.2 million, coupled with increased interest income and improved food and beverage costs as a percentage of revenues.

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

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited consolidated statements of cash flows:

	Thirty-nine week period ended
	September 30, 2006	September 29, 2007
	(in thousands)
Net cash provided by operating activities	$20,835	$14,136
Net cash used in investing activities	(22,835)	(44,394)
Net cash provided by financing activities	750	20,639
Effect of exchange rate changes on cash and cash equivalents	—	53

Decrease in cash and cash equivalents	$(1,250)	$(9,566)

Net cash provided by operating activities was $14.1 million in the thirty-nine week period ended September 29, 2007 compared to $20.8 million in the thirty-nine week period ended September 30, 2006. Net cash provided by operating activities in the thirty-nine week period ended September 29, 2007 exceeded net income primarily due to the effect of depreciation and amortization of $8.6 million, an increase in accrued expenses of $3.7 million and partially offset by an increase in tenant improvement allowance receivables of $4.2 million, trade receivables of $3.8 million and prepaid expenses of $3.8 million.

Net cash used in investing activities was $44.4 million in the thirty-nine week period ended September 29, 2007 compared to $22.8 million in the thirty-nine week period ended September 30, 2006. The increase in investing activities was primarily due to $29.2 million paid for the construction costs of new restaurant openings and capital improvements on existing restaurants, and the $14.9 million we paid for the purchase of The Boathouse restaurants. Net cash used in investing activities will vary based on the number of new restaurants under construction and the expansion of existing restaurant capacity during the period.

Net cash provided by financing activities was $20.6 million in the thirty-nine week period ended September 29, 2007. Net cash provided by financing activities was primarily a result of borrowings under our revolving credit facility related to the acquisition of The Boathouse restaurants, coupled with an increase in book overdraft of $6.1 million and proceeds from stock options exercised of $4.1 million. Net cash provided by financing activities was $0.8 million in the thirty-nine week period ended September 30, 2006, primarily due to proceeds from stock options exercised of $0.7 million.

As of September 29, 2007, we had $9.0 million of borrowings under our $50.0 million revolving credit facility. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. As of September 29, 2007, the maximum exposure under these standby letters of credit was $3.0 million. As of September 29, 2007, there were no amounts drawn upon these letters of credit and we had $38.0 million available under our revolving credit facility.

Under our revolving credit facility, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated cash flow ratio and growth capital expenditures limitation We amended our facility to increase the growth capital expenditure limitation on October 31, 2006 to allow for the acquisition of The Boathouse restaurants. We were in compliance with these covenants as of September 29, 2007.

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

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired, and at least annually. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Insurance Liability

We maintain various insurance policies for workers’ compensation, employee health, general liability, and property damage. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimate of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of or all deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws. No deferred tax asset valuation allowance has been recorded as of September 29, 2007.

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

Operating Leases

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the lease term as defined in SFAS 13, which provides among other things that the lease term is determined to commence on the date which is normally when the property is ready for normal tenant improvements (build-out period). Typically, we owe no rent under the majority of our leases until the facility opens for business. The difference between rent expense using the straight-line method pursuant to the provisions of SFAS 13 and minimum rent paid under our lease agreements is recorded as a deferred rent liability and is included in the consolidated balance sheets.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.75% or the Eurodollar rate plus a margin of 0.75% to 1.75%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. As of September 29, 2007, we had $9.0 million of outstanding borrowings. Loans under our revolving credit facility mature on July 23, 2009. A hypothetical 10% interest rate increase would not have a material effect on our financial results.

A portion of our revenue is generated in Canada. As a result, we conduct transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. A hypothetical 10% decline in the foreign exchange rate between the Canadian dollar and the U.S. dollar would not have a material effect on our financial results.

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

We opened seven restaurants in 2005 and seven in 2006 and we plan to open eleven domestic restaurants in 2007. In addition, we recently acquired five The Boathouse restaurants, and a sixth under development, which we opened October 1, 2007, in Vancouver, British Columbia. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, twelve in California and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

We completed our purchase of The Boathouse restaurants in March 2007. These restaurants, all of which are located in the greater Vancouver, British Columbia area, are the first we own and operate outside of the United States. We may seek to selectively acquire other existing restaurants and integrate them into our business operations. Achieving the expected benefits of any restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration include:

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

We may be unable to successfully integrate the operations, or realize the anticipated benefits, of any restaurants that we acquire. If we cannot overcome the challenges and risks that we face in integrating the operations of newly acquired restaurants, our business, financial condition and results of operations could be adversely affected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1	Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

10.1	Third Amendment to Revolving Credit Agreement dated as of November 6, 2007 among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries, as borrowers, and Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International” New York Branch, as lenders.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

By:	/s/ DOUGLAS L. SCHMICK
Douglas L. Schmick
Chief Executive Officer (principal executive officer)

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer (principal financial and accounting officer)

Date: November 8, 2007

EXHIBITS.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2a to our Registration Statement on Form S-1, File No. 333-114977).

4.1	Registration Rights Agreement, dated as of August 22, 2001, by and among McCormick & Schmick Holdings LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., Castle Harlan Partners III, L.P. and certain other parties thereto (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1, file No. 333-114977).

10.1	Third Amendment to Revolving Credit Agreement dated as of November 6, 2007 among McCormick & Schmick Acquisition Corp. and certain of its subsidiaries, as borrowers, and Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International” New York Branch, as lenders.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.