Form 10-K
period 2007-12-29
McCormick & Schmicks Seafood Restaurants Inc.
filed 2008-03-10
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on December 29, 2007 on The Nasdaq Stock Market Global Market) was $149,625,863. There were 14,755,980 shares of common stock outstanding as of February 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

PART I

ITEM 1. BUSINESS

Overview

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. We have successfully grown our business during the past 36 years by focusing on serving a broad selection of fresh seafood. As of December 29, 2007, we had 82 restaurants, including 76 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name.

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

Our restaurants are designed to capture the distinctive characteristics of each local market, positioning us to compete successfully in a sector comprised primarily of locally owned and operated seafood restaurants. We seek to create an inviting atmosphere which allows us to attract a diverse customer base of men and women, primarily ages 30 to 60, typically college-educated and in the middle to upper-middle income brackets. We believe the combination of our restaurant atmosphere and our extensive menu offerings and broad range of price points appeals to a diverse customer base from casual diners, families and tourists to business travelers and special occasion diners.

We believe we are the only high quality seafood restaurant that operates on a national scale. We believe we have successfully differentiated ourselves from our competitors by focusing on the following core strengths of our business model.

Fresh Seafood

Our primary business focus for more than 36 years has been to consistently offer a broad selection of fresh seafood, which we believe commands strong loyalty from our customers. Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of nationally available species such as Atlantic lobster, Dungeness crab and Alaskan halibut, as well as seasonal products such as wild king salmon, Columbia River sturgeon, sashimi grade tuna, exotic Hawaiian catch and an extensive variety of cold water oysters. The executive chef and general manager at the majority of our restaurants tailor the menu, at least once daily, based on the availability of different species of fresh seafood, price and customer preferences.

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

As a result of our focus on our bar operations as an integral part of our business, our bars drive sales to our restaurants. We run our bar operations as a profit center rather than a mere holding area for diners. In 2007, alcohol sales, predominantly from our bar, accounted for approximately 28% of our revenues and contributed higher gross margins than food sales. The higher gross margins we generate from bar sales allows us the flexibility to offer lower prices on some of our food menu items, helping us maintain our broad guest appeal.

Broad Appeal of Our Concept

We believe we appeal to a broad range of customers by providing an attractive price-value proposition, with prices that are generally more affordable than those of our upscale competitors. Additionally, we believe we offer service that is superior to that of most casual dining operators. The price of a typical meal, including beverages, ranges from $16 to $33 for lunch and $36 to $61 for dinner, with an average of approximately $21 and $48, respectively. Over the past few years, we have enhanced our menu to offer our customers a more affordable dining option by including a selection of lower priced items on our menu. For example, we offer a variety of lunch specials starting at $6.95. We believe even the price sensitive diner values our superior service, and we have received recognition from our customers and industry awards for our service quality.

The combination of our high quality seafood, pricing strategy and customer service enables us to attract a broad customer demographic. Most of our customers are 30 to 60 years old, primarily college-educated, in the middle to upper-middle income brackets and split relatively evenly between male and female customers, with a significant number of our customers comprising the post-war baby boomer generation. These baby boomers, who are the largest segment of the U.S. population (approximately 29% of the total) and a primary driver in the restaurant industry, generally have the greatest level of disposable income and tend to be more focused on better health and specialized diets than other age groups. As our core customers, we believe baby boomers typically prefer restaurants that offer higher quality food items, stronger flavor profiles and wider menu diversity. In addition to this core customer base, our bar operations allow us to also capture the 25 to 35 year old professionals, positioning us to attract a younger clientele as dedicated restaurant customers.

Our broad appeal is supported by our catering and banquet services which we offer both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2007, banquets accounted for approximately 11% of our revenues.

Entrepreneurial Culture with Corporate Control

A key component of our success for over 36 years has been our commitment to promoting and sustaining an entrepreneurial culture throughout our restaurants while maintaining strong corporate oversight and financial controls. Within this strong corporate infrastructure, each restaurant has profit and loss responsibility and a high degree of operating autonomy. The executive chef and general manager at each restaurant have the flexibility, within clearly defined corporate guidelines, to structure menus to cater to customer preferences in that restaurant’s market and respond to changes in product availability and market conditions. We offer quarterly and annual cash performance incentives to certain exempt employees at the restaurant level based on the restaurant’s revenues, costs and profitability, compliance with corporate administrative and payroll guidelines, and the success of other initiatives, such as local community involvement.

We believe our entrepreneurial culture helps us to attract and retain highly qualified and motivated individuals. We have historically retained substantially all of our regional chefs and regional managers and our average retention rate for our restaurant general managers and executive chefs is over 80%. We believe our decentralized, employee-oriented, entrepreneurial culture creates a sense of pride in our company and allows us to ensure quality service execution at the restaurant level. We believe the stability of our management team and operating personnel, coupled with our disciplined but entrepreneurial culture, positions us for the continued success and growth of our concept.

Portability of Our Brand

We have expanded the McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed successfully with both national and regional restaurant chains and independent local operators, due in part to the flexibility of our real estate model and our nationwide infrastructure. As of December 29, 2007, we had 82 restaurants, including 76 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name.

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

We compete on a restaurant-by-restaurant basis with independent local restaurant operators while leveraging the operating strengths of our national infrastructure. We have successfully executed our concept at the local level while maintaining quality and consistency on a national basis in a manner that is not formulaic and that enables us to celebrate the uniqueness of each of our markets. We believe the breadth and scale of our restaurant operations and our more than 36 years of experience in the business give us a competitive advantage in terms of the quality, sourcing and freshness of our menu offerings, and flexibility of price points, making our model difficult to replicate. This competitive advantage contributes to our brand’s reputation for quality and service in the affordable upscale dining sector, which we believe commands strong loyalty from our customers.

Our Growth Strategy

We believe our flexible business model, combined with our fresh menu offerings, professional customer service and inviting restaurant environment, provide us with significant opportunities to further grow our business. Key elements of our growth strategy include the following:

Expansion in Existing Markets

We remain focused on the disciplined growth of our McCormick & Schmick’s brand in our existing markets. We believe we have established the necessary market analysis and site selection procedures for identifying new restaurant opportunities in these markets. In particular, we will continue to evaluate opportunities in affluent suburban areas near existing units in downtown areas to better diversify our presence in existing markets. This strategy enables us to achieve a higher degree of market penetration and brand awareness, resulting in increased repeat business from our broad and diverse customer base. Additionally, we will further leverage the economies of scale of our operations to enhance our competitive advantage against independent local competitors, principally in the areas of advertising, purchasing and distribution infrastructure. We intend to open six restaurants in existing U.S. markets in 2008.

Entry into New Markets

In selecting new market opportunities, we continue to focus on downtown and affluent suburban areas that have large middle to upper-middle income populations, have high customer traffic from thriving businesses or retail markets, and that are convenient for and appealing to business and leisure travelers. We will continue to promote the McCormick & Schmick’s brand image and our broad appeal by opening new restaurants in prime real estate locations and by customizing each new restaurant to the local market. We intend to open six restaurants in new U.S. markets in 2008.

The acquisition of The Boathouse restaurants marked our entry into the Canadian market through a well established brand known for its premier locations, broad appeal and operational excellence. Under the purchase agreement, we acquired five existing restaurants and one that was under construction, which we opened in October 2007, in the greater Vancouver B.C. area. Our acquisition of The Boathouse restaurants was our first significant expansion through acquisition. We continue to evaluate acquisition opportunities in new markets and existing markets as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants and business plan.

Capture of Ancillary Business Opportunities

We will continue to pursue secondary opportunities that are complementary to our primary concept and further our growth objectives. We operate seven restaurants under the name M&S Grill and one under the name Jake’s Grill, each of which offers an alternative menu to that of our seafood restaurants. These restaurants are located near our existing seafood restaurants to take advantage of management and operating efficiencies. We will also continue to consider catering opportunities and management agreements with hotels. As of December 29, 2007, we operated one restaurant under management agreement.

Unit Level Economics

Our average cash investment per restaurant opened since 1997 has been approximately $2.9 million, including leasehold improvements, furniture, fixtures and equipment, and net of landlord incentive allowances. We have reduced the size of our restaurant prototype, to facilitate our entry into a greater variety of markets and provide us with increased flexibility with site selection. We anticipate that our average investment per restaurant will be approximately $3.0 million going forward. We believe our focus on a traditional decor has allowed us to benefit from lower restaurant-level maintenance or upgrade costs than those incurred by some of our competitors.

The average annualized restaurant sales volume for 2007 for restaurants opened as of December 29, 2007 was approximately $5.0 million. Restaurants opened prior to 2003, were, on average, approximately 10,000 square feet each. Since the beginning of 2002, we have added 47 company-owned restaurants, including the restaurants acquired in The Boathouse acquisition, which averaged approximately 8,000 square feet each. Our growth model assumes average unit sales volumes for our 8,000 square feet restaurants of $4.4 million in the third year of operations.

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

We encourage each of our restaurants to purchase seafood from a network of preferred vendors we have identified as consistently supplying seafood that meets our high standards. The identification and selection of seafood suppliers is reviewed regularly based on product quality, sanitation, fishing practices, pricing and customer service. We prefer suppliers who use day-boats rather than those who are at sea for multiple days because their product is typically fresher. We believe our national and regional presence allows us to achieve better quality and pricing terms for key products, such as fresh fin fish and shellfish, than most of our competitors. Other food products, such as high quality beef and dry goods, are sourced primarily from SYSCO Corporation, a national food distributor, while liquor, beer and wine are purchased from local distributors. SYSCO accounted for approximately 13% of our food purchases in 2007. No other vendor accounted for more than 10% of our purchases in 2007.

Restaurant Design and Atmosphere

Our restaurant designs and decor are intended to capture distinctive attributes of each local market, varying from traditional New England-style fish houses to contemporary dinner houses with waterfront views. Some of our restaurants are located in historic buildings, which reinforces our commitment to local design elements and further promotes the appeal and ambience of our restaurants. Our flexible approach to our restaurant designs contributes to the uniqueness of each restaurant and allows us to successfully compete in a sector comprised primarily of independent, locally-owned and operated seafood restaurants.

Our restaurants are generally modeled after two styles:

•	“turn-of-the-century” style, which blends different types and colors of wood; and

•	classic art deco style.

Additionally, our interior decor fosters an inviting atmosphere that we believe is equally appealing to both men and women.

Our wait staff and bartenders are typically uniformed in traditional white jackets and black ties and are committed to providing our guests with superior service to further enhance their dining experience.

Restaurant Locations, Lease Arrangements and Management Fee Arrangements

As of December 29, 2007 we operated 82 restaurants including 76 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name. We lease all but two of our restaurant sites, one we operate under management agreement and one we own. Terms vary by restaurant, but we generally lease space for 10 to 20 years and negotiate one to three five-year renewal options.

The following is a schedule of restaurants we operated as of December 29, 2007:

Restaurant Name	City	Year Added
Alabama
McCormick & Schmick’s Seafood Restaurant	Birmingham	2004

Arizona
McCormick & Schmick’s Seafood Restaurant	Phoenix	1999

California
McCormick & Schmick’s Seafood Restaurant	Irvine	1989
McCormick & Kuleto’s Seafood Restaurant	San Francisco	1991
McCormick & Schmick’s Seafood Restaurant	Los Angeles	1992
McCormick & Schmick’s Seafood Restaurant	Pasadena	1993
McCormick & Schmick’s a Pacific Seafood Grill	Beverly Hills	1994
McCormick & Schmick’s Seafood Restaurant	El Segundo	1998
Spenger’s Fresh Fish Grotto	Berkeley	1999
McCormick & Schmick’s Seafood Restaurant	San Jose	2004
McCormick & Schmick’s Seafood Restaurant*	San Diego	2004
McCormick & Schmick’s Seafood Restaurant	Burbank	2006
McCormick & Schmick’s Seafood Restaurant	Sacramento	2007
McCormick & Schmick’s Seafood Restaurant	Santa Ana	2007

Colorado
McCormick’s Fish House & Bar	Denver	1987
McCormick & Schmick’s Seafood Restaurant	Denver	2004

District of Columbia
McCormick & Schmick’s Seafood Restaurant	Washington	1996
M&S Grill	Washington	1998
McCormick & Schmick’s Seafood Restaurant	Washington	2004
Restaurant K	Washington	2006

Florida
McCormick & Schmick’s Seafood Restaurant	Orlando	2002
McCormick & Schmick’s Seafood Restaurant	Boca Raton	2006

Georgia
McCormick & Schmick’s Seafood Restaurant	Atlanta	2000
McCormick & Schmick’s Seafood Restaurant	Atlanta	2002

Illinois
McCormick & Schmick’s Seafood Restaurant	Chicago	1998
McCormick & Schmick’s Seafood Restaurant	Chicago	2006
McCormick & Schmick’s Seafood Restaurant	Schaumburg	2007
McCormick & Schmick’s Seafood Restaurant	Oak Brook	2007
McCormick & Schmick’s Seafood Restaurant	Skokie	2007

Indiana
McCormick & Schmick’s Seafood Restaurant	Indianapolis	2005

Restaurant Name	City	Year Added

Maryland
McCormick & Schmick’s Seafood Restaurant	Baltimore	1998
McCormick & Schmick’s Seafood Restaurant	Bethesda	1999
M&S Grill	Baltimore	2003
McCormick & Schmick’s Seafood Restaurant	Annapolis	2007

Massachusetts
McCormick & Schmick’s Seafood Restaurant	Boston	2000
McCormick & Schmick’s Seafood Restaurant	Boston	2001

Michigan
McCormick & Schmick’s Seafood Restaurant	Troy	2001

Minnesota
McCormick & Schmick’s Seafood Restaurant	Minneapolis	2000
M&S Grill	Minneapolis	2006

Missouri
McCormick & Schmick’s Seafood Restaurant	Kansas City	2000
M&S Grill	Kansas City	2005

Nevada
McCormick & Schmick’s Seafood Restaurant	Las Vegas	1998

New Jersey
McCormick & Schmick’s Seafood Restaurant	Hackensack	2002
McCormick & Schmick’s Seafood Restaurant	Bridgewater	2003

New York
McCormick & Schmick’s Seafood Restaurant	New York	2004

North Carolina
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005

Ohio
McCormick & Schmick’s Seafood Restaurant	Columbus	2006
McCormick & Schmick’s Seafood Restaurant	Cincinnati	2006
McCormick & Schmick’s Seafood Restaurant	Cleveland	2007
McCormick & Schmick’s Seafood Restaurant	Dayton	2007

Oregon
Jake’s Famous Crawfish	Portland	1972
McCormick & Schmick’s Seafood Restaurant	Portland	1979
McCormick’s Fish House & Bar	Beaverton	1981
McCormick & Schmick’s Harborside at the Marina	Portland	1985
Jake’s Grill / Jake’s Catering	Portland	1994
The Heathman Restaurant	Portland	2000
McCormick & Schmick’s Seafood Grill	Tigard	2005

Pennsylvania
McCormick & Schmick’s Seafood Restaurant	Philadelphia	2001
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2005
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2007

Rhode Island
McCormick & Schmick’s Seafood Restaurant	Providence	2004

Restaurant Name	City	Year Added

Texas
McCormick & Schmick’s Seafood Restaurant	Houston	1999
McCormick & Schmick’s Seafood Restaurant	Dallas	2003
McCormick & Schmick’s Seafood Restaurant	Austin	2004
McCormick & Schmick’s Seafood Restaurant	Austin	2007

Virginia
McCormick & Schmick’s Seafood Restaurant	Reston	1997
McCormick & Schmick’s Seafood Restaurant	McLean	2000
M&S Grill	Reston	2004
McCormick & Schmick’s Seafood Restaurant	Arlington	2004
McCormick & Schmick’s Seafood Restaurant	Virginia Beach	2007

Washington
McCormick’s Fish House & Bar	Seattle	1977
McCormick & Schmick’s Seafood Restaurant	Seattle	1984
McCormick & Schmick’s Catering at the Museum of Flight in Seattle	Seattle	1994
McCormick & Schmick’s Harborside on Lake Union	Seattle	1996
McCormick & Schmick’s Seafood Restaurant	Bellevue	2005

Canada
The Boathouse Restaurant	Vancouver, B.C.	2007
The Boathouse Restaurant	New Westminster, B.C.	2007
The Boathouse Restaurant	White Rock, B.C.	2007
The Boathouse Restaurant	Richmond, B.C.	2007
The Boathouse Restaurant	Horseshoe Bay, B.C.	2007
The Boathouse Restaurant	Port Moody, B.C.	2007

*	We operate this restaurant under a management agreement.

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

Of our 82 restaurants, including the one we operate under a management agreement, 31 were opened or acquired within the last three years and 44 were opened or acquired within the last five years. Although our expansion has increased in the last five years, we believe it has been steady, controlled and prudent. We opened twelve restaurants and acquired five restaurants in 2007 and our plan for 2008 includes the opening of twelve restaurants. We evaluate acquisition opportunities as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants and our business plan. The typical lead-time from the selection of a location to the opening of a restaurant at that location is approximately twelve to fifteen months.

Marketing and Advertising

The goals of our marketing efforts are to:

•	increase comparable restaurant sales by attracting new guests;

•	increase the frequency of visits by our current guests;

•	support new restaurant openings to achieve sales and profit goals; and

•	communicate and promote the uniqueness, appeal, quality and consistency of our brand.

In 2007, our combined marketing and advertising expenditures were 3% of revenues.

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

National Advertising

Our national advertising program has focused on national periodicals such as United Airlines’, Delta Airlines’, Southwest Airlines’ and Alaska Airlines’ in-flight magazines and WHERE Magazine. Additionally, we advertise across the national network of The Business Journal publications and USA Today.

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

Operations

Restaurant Management

Our U.S. restaurant operations are organized into three divisions (West Coast, Midwest, and East Coast), each with a vice president of operations overseeing all aspects of restaurant operations within the designated division, including financial performance, new restaurant openings, capital expenditure requests, management development and marketing. Each of our vice presidents reports to our executive vice president of operations.

Nineteen multi-restaurant managers, of whom ten are regional managers and nine are regional chefs, are each responsible for two to twelve restaurants and report to a vice president of operations. Both regional managers and regional chefs are responsible for overall restaurant operations, but have an increased focus on their respective areas of expertise. For example, regional chefs focus more heavily on negotiating food costs, ensuring high food quality, developing and nurturing executive and sous chefs and being responsive to overall kitchen staff needs. Regional managers focus primarily on revenues, profitability, front-of-house management and marketing activities.

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

Restaurant Operations

Our restaurants are generally open 365 days each year, serve lunch and dinner and are generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. In 2007, dinner comprised approximately 75% of revenues, while lunch comprised approximately 25% of revenues, and our restaurants served an average of 1,039 guests per week during lunch and 1,410 guests per week during dinner. To accommodate guests who have limited time available during lunch, we offer a 45-minute lunch guarantee.

Additionally, we offer catering and banquet services both in our restaurants and at other locations at the customers’ request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2007, banquets accounted for approximately 11% of our revenues.

Employees

As of December 29, 2007 we employed 7,178 persons, of whom 679 were salaried and 6,499 were hourly personnel. None of our employees are represented by unions and, in general, we consider our relationship with our employees to be good. Our employees are summarized by major functional area in the table below.

Functional Area	Number of Employees
VPs/regional managers/regional chefs	24
General managers	87
Assistant managers	269
Executive chefs	83
Sous chefs	178
Non-salaried restaurant staff	6,426
Corporate salaried	65
Corporate non-salaried	46

Total	7,178

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

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class-action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. In 2007, we took a $2.2 million charge for a pending class action legal settlement relating to an employment claim. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We may incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

We opened seven company-owned restaurants in 2006, and in 2007 we opened twelve company-owned restaurants and acquired five The Boathouse restaurants in March 2007. We plan to open twelve company-owned restaurants in 2008. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

The results achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. The failure of our existing or new restaurants to perform as predicted could result in an impairment charge, which could negatively impact our results of operations. In 2007, we recorded an impairment charge of $5.4 million related to long lived assets at three of our existing restaurants.

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

We operate five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, twelve in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Our business prospects depend in part on our ability to develop favorable consumer recognition of the McCormick & Schmick’s name. Although McCormick & Schmick’s, M&S Grill, The Boathouse Restaurants, and other of our service marks are registered trademarks, our trademarks could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our pending settlement of class action claims in California. See Item 3, “Legal Proceedings.” We may not succeed in our planned contest of our insurer’s conclusion. If we are unsuccessful, and if our insurer determines that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Portland, Oregon. We occupy this facility under a lease that terminates in December 2009. We lease all of our restaurant facilities, except for one we own and one that we operate under a management agreement.

ITEM 3. LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against us by private party plaintiffs and various government agencies, including federal, state and local taxing agencies, various state and local health departments, and the Equal Employment Opportunity Commission and other employment related agencies, among others. In certain instances we may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims.

In 2006, we were named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. We have contested the claims and have negotiated with the plaintiffs to reach a settlement. On February 28, 2008, we negotiated a resolution of the claims and the parties submitted the settlement to the Court for approval. The negotiated settlement includes a monetary settlement and some changes to our hiring and employment practices. We recorded a $2.2 million charge in fiscal 2007 for the pending settlement of the claims. We do not anticipate the changes to our hiring and employment practices in connection with the settlement will significantly affect our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

Douglas L. Schmick (age 60) co-founded McCormick & Schmick’s in 1972 and was appointed chief executive officer in February 2007 and chairman of the board of directors in 2004. From 1997 through January 2007 he served as president and from 1997 through 1999 he also served as chief executive officer, and he served as secretary, treasurer, and chief executive officer from 1974 through 1997. Mr. Schmick has served on the board of directors since August 22, 2001. Mr. Schmick received his Bachelor of Science degree from the University of Idaho.

Emanuel (Manny) N. Hilario (age 40) joined McCormick & Schmick’s in April 2004 as chief financial officer. For the four years before joining us, Mr. Hilario was with Angelo and Maxie’s, Inc. (formerly Chart House Enterprises, Inc.) most recently as chief financial officer. From December 1997 until April 2000, Mr. Hilario was with ACCO North America, a wholly owned subsidiary of Fortune Brands, where he held various positions. Previously, he spent nine years with McDonald’s Corporation. Mr. Hilario received his Bachelor of Science and Commerce degree in accounting from Santa Clara University and is a certified public accountant.

Michael B. Liedberg (age 45) joined McCormick & Schmick’s in January 2004 and was appointed executive vice president of operations in January 2007. From 2004 through 2006, he was vice president of operations. Mr. Liedberg has over 20 years of management experience in the restaurant industry including service as the president and chief executive officer of Desert Moon Restaurants from December 2001 to January 2004. Before 2001, Mr. Liedberg held various positions for thirteen years with Avado Brands, Inc. Mr. Liedberg’s education includes a certificate from the Management Program at Georgia Institute of Technology and a Human Resources Certificate from the University of Georgia.

Jeffrey H. Skeele (age 53) has been a senior vice president of operations of McCormick & Schmick’s since January 2008, and from 1998 to 2007 he was a vice president of operations. He also has held the positions of senior manager (1991-1996) and general manager (1986-1988). From 1988 to 1991, Mr. Skeele was a vice president at West Group Partners.

Martin P. Gardner (age 47) has been our vice president of finance since January 2007 and our corporate controller since June 2007. Mr. Gardner joined us in 2004 and previously served as our director of finance. From 2000 to 2004, Mr. Gardner was corporate controller of Lexar, Inc. From 1995 to 2000, Mr. Gardner held various management positions, including corporate controller, for Mattson Technology, Inc. Mr. Gardner received his Bachelor of Science degree in accounting from San Jose State University, his Master of Science degree in finance from Golden Gate University and is a certified public accountant.

William H.P. King (age 56) has been vice president of culinary development & training of McCormick & Schmick’s since 2006. Mr. King joined McCormick & Schmick’s in 1985 and has held various positions, including executive chef, regional senior chef and executive director of training & culinary development. Mr. King attended Cornell University’s School of Hotel and Restaurant Administration and has over 30 years experience in the culinary and hospitality industry.

Steven B. Foote (age 48) has been a vice president of operations of McCormick & Schmick’s since January 2007. Mr. Foote also has held the positions of regional senior chef (2003-2006) and executive chef (1999-2003). Mr. Foote had over 12 years of chef and related culinary experience prior to joining McCormick & Schmick’s.

Raymond E. Bean, Jr. (age 50) has held the position of controller of real estate development since July 2007. Mr. Bean held the title of controller from 1991 through 2007 and was our chief accounting officer from 1997 through June 2007. Before joining us, Mr. Bean worked in the audit department of a regional certified public accounting firm for eleven years. Mr. Bean received his Bachelor of Science degree from Central Washington University and is a certified public accountant.

Christopher C. Westcott (age 48) has been a vice president of operations of McCormick & Schmick’s since September 2007. Mr. Westcott has held the positions of regional manager (2001-2007), regional chef (1998-2004), executive chef (1996-1998), general manager (1991-1996), and assistant manager (1990-1991). Mr. Westcott is a graduate of The Culinary Institute of America (1979) and has 15 years of related restaurant experience prior to joining McCormick & Schmick’s.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the NASDAQ Global Stock Market under the symbol “MSSR”. The table below sets forth the high and low closing price for our common stock in the first, second, third and fourth quarters of fiscal 2007 and 2006, as reported by the NASDAQ Global Stock Market.

	Sales Price
	High	Low
4th Quarter 2007	$19.75	$11.98
3rd Quarter 2007	27.98	18.83
2nd Quarter 2007	28.86	24.08
1st Quarter 2007	27.64	23.98
4th Quarter 2006	26.50	21.46
3rd Quarter 2006	24.33	17.15
2nd Quarter 2006	27.52	21.25
1st Quarter 2006	25.47	20.16

Stock Performance Graph

The following graph compares the total return on an indexed basis of a $100 investment in our common stock, the Nasdaq Composite Index and the Dow Jones U.S. Restaurants and Bars Index. For comparison purposes, the data points of our common stock are as of July 20, 2004, the day our common stock was first sold in our initial public offering, and December 23, 2004, December 30, 2005, December 29, 2006, and December 28, 2007 the last trading day in our fiscal years 2004, 2005, 2006 and 2007, respectively. The data points for both the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index are as of July 20, 2004 and the last trading day in December 2004, 2005, 2006 and 2007. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	7/04	12/04	12/05	12/06	12/07
McCormick & Schmick’s Seafood Restaurant, Inc.	$100.00	$124.80	$182.74	$194.81	$97.08
NASDAQ Composite	$100.00	$106.74	$109.31	$121.78	$133.05
Dow Jones US Restaurants & Bars	$100.00	$125.02	$131.08	$161.43	$168.33

Holders of Record

As of February 28, 2008 there were approximately 41 holders of record of our common stock.

Dividend Policy

We expect to retain all of our earnings to finance the expansion and development of our business and we have not paid dividends in the prior three fiscal years and have no plans to pay cash dividends to our stockholders for the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. Our revolving credit agreement restricts our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 29, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon exercise of outstanding restricted stock	Weighted- average exercise price of outstanding restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a))
	(a)	(b)	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	337,277	$12.94	73,322	$—	566,760

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during 2007.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data below is derived from our consolidated financial statements for the fiscal years 2003, 2004, 2005, 2006 and 2007, which have been audited by an independent registered public accounting firm.

The selected consolidated financial and operating data below represent portions of our financial statements, which should be read together with Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Part II—Item 8, Financial Statements and Supplementary Data. Historical results are not necessarily indicative of future performance. Our fiscal year ends on the last Saturday in December. Each of the fiscal years 2003-2007 comprised 52 weeks, except for fiscal year 2005 which comprised 53 weeks.

	Year Ended
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$196,717	$238,757	$278,813	$308,323	$358,647

Restaurant operating costs
Food and beverage	57,959	70,873	81,630	89,443	104,468
Labor	61,644	75,081	86,823	95,886	112,503
Operating	29,244	35,204	41,857	46,044	54,892
Occupancy	16,890	21,401	24,790	27,650	32,048

Total restaurant operating costs	165,737	202,559	235,100	259,023	303,911

General and administrative expenses	9,769	12,062	15,105	16,651	22,166
Restaurant pre-opening costs	1,219	2,393	2,496	2,892	4,527
Depreciation and amortization	9,853	10,723	9,608	10,640	11,940
Management fees and covenants not to compete	2,550	4,241	—	—	—
Impairment of assets	1,513	—	—	—	5,427

Total costs and expenses	190,641	231,978	262,309	289,206	347,971

Operating income	6,076	6,779	16,504	19,117	10,676
Interest expense (income), net	3,069	2,680	550	(228)	(226)
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,901	5,759	—	—	—
Write off of deferred loan costs on early extinguishment of debt	2,313	1,288	—	—	—

Income (loss) before income taxes and accrued dividends and accretion on mandatorily redeemable preferred stock	(1,207)	(2,948)	15,954	19,345	10,902
Income tax expense (benefit)	1,323	(3,651)	4,946	5,997	2,088
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,832	—	—	—	—

Net income (loss)	$(4,362)	$703	$11,008	$13,348	$8,814

Net income (loss) per share(1)
Basic	$(0.56)	$0.07	$0.80	$0.94	$0.60
Diluted	$(0.56)	$0.07	$0.78	$0.92	$0.60
Shares used in computing net income (loss) per share(1)
Basic	7,782	10,387	13,798	14,227	14,569
Diluted	7,782	10,416	14,047	14,521	14,769

	Year End
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,453	$451	$4,705	$10,553	$7,343
Total assets	161,792	179,060	204,160	228,420	285,643
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	40,056	13,140	706	338	16,107
Mandatorily redeemable preferred stock	23,137	—	—	—	—
Total members’/stockholders’ equity	57,767	124,070	143,453	160,230	178,797

	Year End
	2003	2004	2005	2006	2007
	(in thousands)
Other Data:
Restaurants open at end of period (including managed restaurants)	42	52	59	66	82
Net cash provided by operating activities	$20,652	$21,452	$30,158	$34,427	$35,231
Net cash used in investing activities	(14,956)	(27,284)	(21,416)	(30,314)	(56,001)
Net cash provided by (used in) financing activities	(6,188)	3,830	(4,488)	1,735	17,627

(1)	For 2003, we have given retroactive effect to our conversion in 2004 from a limited liability company to a corporation in calculating common shares outstanding. See Part II—Item 8, Note 2, “Summary of Selected Accounting Policies”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of December 29, 2007 we have expanded our restaurant base to 82 restaurants, including one restaurant operated pursuant to a management contract.

We have grown our business by offering our guests a twice daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2007, banquets accounted for approximately 11% of our revenues. In 2007, food and non-alcoholic beverage sales accounted for approximately 72% of revenues and the remaining 28% of revenues was from the sale of alcoholic beverages.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, and restaurant operating expenses, with a focus on labor as a percentage of revenues and total occupancy costs. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key financial measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues, against budgeted levels. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

The most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allow us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu twice daily in most of our locations, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater leverage of our vice presidents of operations and regional managers will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We monitor this cost and review strategies to effectively control increases but we are subject to the overall trend of increases in healthcare costs.

General and administrative expenses are controlled in absolute amounts and monitored as a percentage of revenues. As we continue our growth, we have incurred substantial training costs and made significant investments in infrastructure, including our information systems. As we continue to grow and are able to leverage investments made in our people and systems, we expect these expenses to decrease as a percentage of revenues over time.

Identification of appropriate new restaurant sites is essential to our growth strategy. We evaluate and invest in new restaurants based on site-specific projected returns on investment. We believe our restaurant model and flexible real estate strategy provide us with continued opportunities to find attractive real estate locations on favorable terms. We evaluate acquisition opportunities as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants and our business plan.

Strategic Focus and Operating Outlook

Our primary business focus for over 36 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators. We opened seven company-owned restaurants in 2005, seven company-owned restaurants in 2006, and twelve in 2007, as well as acquired five The Boathouse Restaurants in 2007, during the three year period.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our plan for 2008 includes the opening of twelve restaurants. In addition to new restaurant growth, we are committed to managing comparable restaurant sales and guest counts as well as restaurant level operating margins.

Results of Operations

Our operating results for the fiscal years 2005, 2006 and 2007 are expressed as a percentage of revenues below:

	Year Ended
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%

Food and beverage	29.3%	29.0%	29.1%
Labor	31.1%	31.1%	31.4%
Operating	15.0%	14.9%	15.3%
Occupancy	8.9%	9.0%	8.9%

Total restaurant operating costs	84.3%	84.0%	84.7%
General and administrative expenses	5.4%	5.4%	6.2%
Restaurant pre-opening costs	0.9%	0.9%	1.3%
Depreciation and amortization	3.5%	3.5%	3.3%
Impairment of assets	—	—	1.5%

Total costs and expenses	94.1%	93.8%	97.0%

Operating income	5.9%	6.2%	3.0%
Interest expense (income), net	0.2%	(0.1)%	(0.1)%

Income before income taxes	5.7%	6.3%	3.1%
Income tax expense	1.8%	1.9%	0.6%

Net income	3.9%	4.4%	2.5%

Description of Terms

Revenues consist of revenues from comparable restaurants, new restaurants and a management agreement. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. New restaurant revenues include revenues from restaurants we opened during the period under discussion.

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

Financial Performance Overview

Our fiscal year ends on the last Saturday in December. Each of the fiscal years 2006 and 2007 were comprised of 52 weeks; fiscal year 2005 was comprised of 53 weeks.

The following are highlights of our financial performance for fiscal 2007 compared to fiscal 2006:

•	Revenues increased 16.3% to $358.6 million from $308.3 million

•	Comparable restaurant sales increased 0.9%

•

Operating income of $10.7 million compared to $19.1 million, a decrease of 44.2%. Included in operating income is an impairment charge of $5.4 million, related to the long-lived assets at three restaurants and a $2.2 million charge for a pending legal settlement

•	Net income was $8.8 million compared to $13.3 million

•	Diluted earnings per share was $0.60 compared to $0.92

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended		Change
	December 30, 2006	December 29, 2007
			$	%
	(in thousands)
Revenues	$308,323	$358,647	$50,324	16.3%

Restaurant operating costs
Food and beverage	$89,443	$104,468	$15,025	16.8%
Labor	95,886	112,503	16,617	17.3%
Operating	46,044	54,892	8,848	19.2%
Occupancy	27,650	32,048	4,398	15.9%

Total restaurant operating costs	$259,023	$303,911	$44,888	17.3%

Revenues. Revenues increased by $50.3 million, or 16.3%, to $358.6 million in 2007 from $308.3 million in 2006. This increase was attributable to revenues of $33.6 million generated by seventeen company-owned restaurants added in 2007, a $15.0 million increase in revenues in 2007 from restaurants added in 2006, and a $1.9 million increase from restaurants added prior to 2006.

Food and Beverage Costs. Food and beverage costs increased $15.0 million, or 16.8%, primarily due to the seventeen company-owned restaurants added since December 30, 2006. Food and beverage costs as a percentage of revenues increased to 29.1% from 29.0%.

Labor Costs. Labor costs increased $16.6 million, or 17.3%, primarily due to the seventeen company-owned restaurants added since December 30, 2006. Labor costs as a percentage of revenues increased to 31.4% from 31.1% for the fifty-two week period ended December 30, 2006, primarily due to increased management labor, coupled with restaurant hourly labor inefficiency.

Operating Costs. Operating costs increased $8.8 million, or 19.2%, primarily due to the seventeen company-owned restaurants added since December 30, 2006. Operating costs as a percentage of revenues increased to 15.3% from 14.9%, primarily due to increases in advertising expenses, credit card discount fees as a percentage of revenues, and repairs and maintenance expenses.

Occupancy Costs. Occupancy costs increased $4.4 million, or 15.9%, primarily due to the seventeen company-owned restaurants added since December 30, 2006. Occupancy costs as a percentage of revenues decreased to 8.9% from 9.0%, primarily due to increased leverage on fixed occupancy costs and the addition of The Boathouse restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Cost, Depreciation and Amortization and Impairment of Assets

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, and impairment of assets costs from our consolidated statements of operations.

	Year Ended		Change
	December 30, 2006	December 29, 2007
			$	%
	(in thousands)
General and administrative expenses	$16,651	$22,166	$5,515	33.1%
Restaurant pre-opening costs	2,892	4,527	1,635	56.5%
Depreciation and amortization	10,640	11,940	1,300	12.2%
Impairment of assets	—	5,427	5,427	*

*	Percentage is non-meaningful

General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 33.1%, to $22.2 million from $16.7 million, primarily due to a legal charge of $2.2 million for a pending legal settlement, coupled with the seventeen restaurants added since December 30, 2006. General and administrative expenses as a percentage of revenues increased to 6.2% from 5.4%, primarily due to the charge for a pending legal settlement coupled with the addition of seventeen company-owned restaurants since December 30, 2006.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs were $4.5 million compared to $2.9 million in the prior year, primarily due to the timing of restaurants opening and restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 12.2%, primarily due to the seventeen company-owned restaurants added since December 30, 2006. Depreciation and amortization expense as a percentage of revenues decreased to 3.3% in 2007 from 3.5% in 2006, primarily due to the increase in revenues.

Impairment of assets. We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. During 2007, we recorded an impairment of long-lived assets in the amount of $5.4 million. The charge was related to the impairment of fixtures and equipment and leasehold improvements at three restaurants. Historically, the fourth quarter has been our strongest revenue quarter for our restaurants, however the three restaurants on which an impairment charge was taken experienced individual circumstances in the fourth quarter within their local markets, which management believes will permanently impact the future cash flows of the restaurants. This decline in the expected cash flows caused management to determine that it was not probable that the assets would be recoverable. Therefore, the assets were written down to the estimated fair value, which was based on future cash flows. These locations are currently operating and we are evaluating each location to determine whether or not an exit will occur. Should we exit any of these locations we may incur additional expense.

Interest Income, net, Income Tax Expense and Net Income

The following table sets forth interest income, net, income tax expense and net income from our consolidated statements of operations.

	Year Ended		Change
	December 30, 2006	December 29, 2007
			$	%
	(in thousands)
Interest income, net	$(228)	$(226)	2	(0.9)%

Income before income taxes	$19,345	$10,902	(8,443)	(43.6)%
Income tax expense	5,997	2,088	(3,909)	(65.2)%

Net income	$13,348	$8,814	(4,534)	(34.0)%

Interest Income, net. Interest income was $0.2 million in 2007 and 2006.

Income Tax Expense. Income tax expense reflects an effective annual tax rate of 19.2% compared to 31.0% in the fifty-two week period ended December 30, 2006. The decrease in the effective annual tax rate is primarily due to the effect of FICA tip credits earned during a period with a lower income before taxes.

Net Income. Net income decreased $4.5 million, or 34.0%, to $8.8 million from $13.3 million in the fifty-two week period ended December 29, 2007, primarily due to the asset impairment charge coupled with the charge for a pending legal settlement, partially offset by a decrease in the effective tax rate resulting in a lower income tax expense.

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

Revenues. Revenues increased by $29.5 million, or 10.6%, to $308.3 million in 2006 from $278.8 million in 2005. This increase was attributable to revenues of $13.5 million generated by seven company-owned restaurants opened in 2006, a $12.8 million increase in revenues in 2006 from restaurants opened in 2005, and a $3.2 million increase from restaurants opened prior to 2005. The 53 rd week of operation in 2005 contributed $5.9 million in revenues. Comparable restaurant sales, based on a 52 week to 52 week comparison, were positive 3.0% in 2006, primarily as the result of improved guest counts coupled with higher menu pricing.

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

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See Item 1A, “Risk Factors.”

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

The following table sets forth quarterly unaudited operating results in each of the 2006 and 2007 fiscal quarters:

	2006				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$71,606	$76,763	$75,648	$84,305	$81,428	$89,646	$88,095	$99,478
Restaurant operating costs
Food and beverage	21,022	22,363	22,120	23,939	23,547	25,825	25,668	29,428
Labor	22,736	23,802	23,827	25,519	25,764	27,604	28,373	30,763
Operating	10,486	11,137	11,768	12,653	12,153	13,587	13,899	15,252
Occupancy	6,591	6,924	6,964	7,172	7,486	7,815	8,001	8,747

Total restaurant operating costs	60,835	64,226	64,679	69,283	68,950	74,831	75,941	84,190
General and administrative expenses	3,971	3,983	4,031	4,665	4,703	5,060	4,658	7,746
Restaurant pre-opening costs	763	722	310	1,097	448	479	2,097	1,502
Depreciation and amortization	2,659	2,725	2,733	2,524	2,800	2,831	2,952	3,357
Impairment of Assets	—	—	—	—	—	—	—	5,427

Total costs and expenses	68,228	71,656	71,753	77,569	76,901	83,201	85,648	102,222

Operating income (loss)	3,378	5,107	3,895	6,736	4,527	6,445	2,447	(2,744)
Interest expense (income), net	(3)	(87)	(69)	(69)	(176)	(104)	(70)	124

Income (loss) before income taxes	3,381	5,194	3,964	6,805	4,703	6,549	2,517	(2,868)
Income tax expense (benefit)	1,075	1,652	1,261	2,009	1,458	2,030	477	(1,878)

Net income (loss)	$2,306	$3,542	$2,703	$4,796	$3,245	$4,519	$2,040	$(990)

Net income (loss) per share
Basic	$0.16	$0.25	$0.19	$0.34	$0.23	$0.31	$0.14	$(0.07)
Diluted	$0.16	$0.24	$0.19	$0.33	$0.22	$0.31	$0.14	$(0.07)
Shares used in computing net income (loss) per share
Basic	14,192	14,218	14,230	14,267	14,403	14,549	14,639	14,685
Diluted	14,482	14,530	14,480	14,603	14,701	14,783	14,817	14,685

Liquidity and Capital Resources

On December 13, 2005, we completed a public offering in which we sold 380,000 shares of common stock, raising approximately $8.2 million after underwriting discounts and transaction costs, and selling stockholders sold 4,707,500 shares of common stock. We repaid $1.0 million on December 20, 2005 of indebtedness on our credit facility with proceeds from the offering.

The following table sets forth our sources and uses of cash:

	Year Ended
	2005	2006	2007
	(in thousands)
Net cash provided by operating activities	$30,158	$34,427	$35,231
Net cash used in investing activities	(21,416)	(30,314)	(56,001)
Net cash provided by (used in) financing activities	(4,488)	1,735	17,627
Effect of exchange rate changes on cash and cash equivalents	—	—	(67)

Net increase (decrease) in cash and cash equivalents	$4,254	$5,848	$(3,210)

Net cash provided by operating activities was $35.2 million in 2007, compared to $34.4 million in 2006 and $30.2 million in 2005. The increase in net cash provided by operating activities in 2007 compared to 2006 was primarily due to a change in working capital and deferred taxes. The increase in net cash provided by operating activities in 2006 compared to 2005 was primarily due to an increase in operating income as a result of higher revenues in 2006.

Net cash used in investing activities was $56.0 million in 2007, $30.3 million in 2006 and $21.4 million in 2005. We use cash primarily for property and equipment to open new restaurants, to purchase restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and existing restaurant capacity expanded during the period. In 2007 we also purchased all of the assets of The Boathouse Restaurants in Vancouver B.C. for $14.5 million. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters. Our net cash used in investing activities in 2007 reflects $38.5 million of expenditures related to restaurant openings.

Net cash provided by financing activities was $17.6 million in 2007 and $1.7 million in 2006. Net cash used by financing activities was $4.5 million in 2005. Net cash provided by financing activities in 2007 was primarily the result of borrowings, net of payments, of $13.0 million on our revolving credit facility, coupled with proceeds from exercised stock options of $4.1 million. Net cash provided by financing activities in 2006 was primarily a result of proceeds from exercised stock options of $1.5 million. Net cash used in financing activities in 2005 was primarily a result of payments, net of borrowings, of $12.0 million on our revolving credit facility, partially offset by $8.2 million of proceeds from our public stock offering in December 2005.

On December 28, 2007, we amended our existing senior credit facility to, among other things, increase the availability under the facility to $150.0 million and up to $200.0 million at our request if specified conditions are met. This amendment also provides that the revolving credit facility may be further increased by $50.0 million upon our request (for a total commitment of $200.0 million). As of December 29, 2007, there was an outstanding balance on our revolving credit facility of $13.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. Under our revolving credit facility agreement, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated fixed charge coverage ratio, and growth capital expenditures limitations. We were in compliance with these covenants as of December 29, 2007. The effective borrowing rate at December 29, 2007 was 7.75%.

Under our revolving credit facility agreement, loans are collateralized by a first priority security interest in all of our assets and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 29, 2007 the maximum exposure under these standby letters of credit was $3.0 million. At December 29, 2007 we had $134.0 million available under our revolving credit facility.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs, and potential initial operating losses related to new restaurant, for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 29, 2007 we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily restaurant leases) and capital leases. We lease a majority of our restaurants and our corporate offices under non-cancelable operating leases. Most of our restaurants have an initial operating lease term of 10 to 20 years and options to renew between one and three five-year renewal options. Contractual obligations as of December 29, 2007 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$13,000	$—	$—	$13,000	$—
Operating leases	258,206	23,409	51,199	47,313	136,285
Capital leases, including interest	3,327	3,327	—	—	—
Purchase obligations(2)	977	977	—	—	—

Total	$275,510	$27,713	$51,199	$60,313	$136,285

(1)	Our revolving credit facility balance as of December 29, 2007 was $13.0 million and matures on December 28, 2012. The interest rate on the revolving credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios.
(2)	Purchase obligations include commitments related to the construction of new restaurants and other non-food supply and service agreements.

The amounts presented in the table above may not necessarily reflectour actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 29, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $500,000 of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

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

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. As of December 29, 2007, we operated 82 restaurants in 24 states as well as the District of Columbia and British Columbia, Canada. All intercompany balances and transactions have been eliminated upon consolidation.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment under capitalized leases are amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”), as amended, or the estimated useful life of the asset. As discussed in SFAS 13, the lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 10 years; furniture and fixtures—5 to 10 years; buildings—39 years; and leasehold improvements—7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

In our most recent impairment evaluation for long-lived assets, we identified assets at three restaurant locations that were determined to be impaired as of December 29, 2007. We recorded an impairment charge of $5.4 million related to the impairment of fixtures, equipment, and leasehold improvements. These locations are currently operating and management is evaluating whether or not an exit will occur. There were no impairments during 2005 or 2006.

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets that resulted from our acquisition of The Boathouse restaurants in March 2007, as well as other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed our most recent impairment test on balances as of December 29, 2007, and determined that there was no impairment related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to claims arising in our 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our pending settlement of class action claims in California. See Item 3, “Legal Proceedings.”

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006. As a result of the implementation of FIN 48, we recorded a $500,000 increase in other long-term liabilities, representing accrued income taxes and interest, in our consolidated balance sheet for unrecognized tax benefits. This amount, net of a related increase of $230,000 to non-current deferred tax assets, was accounted for as a cumulative effect adjustment to the December 31, 2006 balance of retained earnings.

We recognize interest and penalties related to unrecognized tax benefits within income tax expense in our consolidated statement of operations. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe adopting SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not believe adopting SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations.” The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted.

Effect of Inflation

We do not believe inflation has had a significant effect on our operations during the past several years. We generally have been able to substantially offset increases in our restaurant and operating costs resulting from inflation by altering selected offerings and pricing on our twice daily printed menus.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Our foreign exchange rate risk relates to operations in Canada.

Our market risk exposure for changes in interest rates relates to our cash and cash equivalents and revolving credit facility. We invest any excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. At the end of 2007, there was an outstanding balance of $13.0 million under our revolving credit facility. A hypothetical 100 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. A hypothetical 10% decline in the foreign exchange rate between the Canadian dollar and the U.S. dollar would not have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

McCormick and Schmick’s Seafood Restaurants, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of McCormick and Schmick’s Seafood Restaurants, Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Portland, Oregon

March 6, 2008

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 30, 2006	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$10,553	$7,343
Trade accounts receivable, net	6,498	10,135
Tenant improvement allowance receivables	1,538	7,663
Income tax receivable	—	1,736
Inventories	4,982	5,997
Prepaid rent	1,903	2,129
Prepaid expenses and other current assets	2,015	1,810
Deferred income taxes	2,888	5,206

Total current assets	30,377	42,019
Property and equipment	124,346	156,956
Other assets	53,701	58,899
Goodwill	19,996	27,769

Total assets	$228,420	$285,643

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,639	$24,158
Accrued expenses	24,016	31,468
Accrual for legal settlement	—	2,200
Capital lease obligations, current portion	338	3,107

Total current liabilities	39,993	60,933
Other long-term liabilities	17,645	21,392
Revolving credit facility	—	13,000
Deferred income taxes	10,552	11,521

Total liabilities	68,190	106,846

Commitments and Contingencies (Notes 13 and 15)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,303 shares issued and outstanding in 2006 and 14,685 shares issued and outstanding in 2007	14	15
Additional paid in capital8	139,721	146,918
Accumulated other comprehensive income	—	2,828
Retained earnings	20,495	29,036

Total stockholders’ equity	160,230	178,797

Total liabilities and stockholders’ equity	$228,420	$285,643

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Revenues	$278,813	$308,323	$358,647

Restaurant operating costs
Food and beverage	81,630	89,443	104,468
Labor	86,823	95,886	112,503
Operating	41,857	46,044	54,892
Occupancy	24,790	27,650	32,048

Total restaurant operating costs	235,100	259,023	303,911
General and administrative expenses	15,105	16,651	22,166
Restaurant pre-opening costs	2,496	2,892	4,527
Depreciation and amortization	9,608	10,640	11,940
Impairment of assets	—	—	5,427

Total costs and expenses	262,309	289,206	347,971

Operating income	16,504	19,117	10,676
Interest expense (income), net	550	(228)	(226)

Income before income taxes	15,954	19,345	10,902
Income tax expense	4,946	5,997	2,088

Net income	$11,008	$13,348	$8,814

Net income per share
Basic	$0.80	$0.94	$0.60
Diluted	$0.78	$0.92	$0.60
Shares used in computing net income per share
Basic	13,798	14,227	14,569
Diluted	14,047	14,521	14,769

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at December 25, 2004	13,782,350	$14	$127,917	$(3,861)	$—	$124,070
Exercise of stock options	16,856	—	202	—	—	202
Issuance of common stock in public offering, net of offering costs	380,000	—	8,173	—	—	8,173
Net Income	—	—	—	11,008	—	11,008

Balances at December 31, 2005	14,179,206	14	136,292	7,147	—	143,453
Share based compensation	—	—	1,326	—	—	1,326
Exercise of stock options	123,925	—	1,487	—	—	1,487
Tax benefit from disqualifying stock option dispositions	—	—	616	—	—	616
Net Income	—	—	—	13,348	—	13,348

Balances at December 30, 2006	14,303,131	14	139,721	20,495	—	160,230
Cumulative effect of FIN 48	—	—	—	(273)	—	(273)
Share based compensation	—	—	1,377	—	—	1,377
Exercise of stock options and restricted stock	381,860	1	4,107	—	—	4,108
Tax benefit from disqualifying stock option dispositions	—	—	1,713	—	—	1,713
Cumulative currency translation adjustment	—	—	—	—	2,828	2,828
Net Income	—	—	—	8,814	—	8,814

Total Comprehensive Income	—	—	—	8,814	2,828	11,642

Balances at December 29, 2007	14,684,991	$15	$146,918	$29,036	$2,828	$178,797

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Operating activities
Net income	$11,008	$13,348	$8,814
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,608	10,640	11,940
Provision for doubtful accounts	69	—	—
Deferred income taxes	4,566	2,370	(1,138)
Equity based compensation	—	1,326	1,377
Impairment of assets	—	—	5,427
Changes in operating assets and liabilities
Trade accounts receivables	(509)	(1,417)	(3,692)
Tenant improvement allowance receivable	(1,433)	242	(6,125)
Income tax receivable	—	—	(1,736)
Inventories	(1,133)	(465)	(1,229)
Prepaid expenses and other current assets	(174)	(898)	(45)
Accounts payable	556	2,208	8,396
Accrued expenses	3,773	5,046	10,761
Other long-term liabilities	3,827	2,027	2,481

Net cash provided by operating activities	30,158	34,427	35,231

Investing activities
Purchase of property and equipment	(21,347)	(30,072)	(41,578)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	—	—	(14,481)
Other assets	(69)	(242)	58

Net cash used in investing activities	(21,416)	(30,314)	(56,001)

Financing activities
Decrease in book overdraft	(429)	—	—
Loan costs	—	—	(799)
Borrowings made on revolving credit facility	16,500	—	41,500
Payments made on revolving credit facility	(28,500)	—	(28,500)
Proceeds from stock options exercised	202	1,487	4,108
Proceeds from issuance of common stock, net of offering costs	8,173	—	—
Payments on capital lease obligations	(434)	(368)	(395)
Excess tax benefits from stock based compensation	—	616	1,713

Net cash provided by (used in) financing activities	(4,488)	1,735	17,627

Effect of exchange rate changes on cash and cash equivalents	—	—	(67)

Net increase (decrease) in cash and cash equivalents	4,254	5,848	(3,210)

Cash and cash equivalents, beginning of year	451	4,705	10,553

Cash and cash equivalents, end of year	$4,705	$10,553	$7,343

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$949	$290	$741
Income taxes	343	2,267	3,789

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dinning segment. McCormick & Schmick’s Seafood Restaurants, Inc. is the survivor of a merger with McCormick & Schmick Holdings LLC (the “LLC”) that occurred on July 20, 2004, prior to the Company’s initial public offering.

As of December 29, 2007, the Company owned and operated 82 restaurants including 76 restaurants in 24 states throughout the United States including one pursuant to a management agreement and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area The Company has aggregated its operations to one reportable segment.

2. Summary of Selected Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. The Company operates 82 restaurants including 76 restaurants in 24 states throughout the United States including one pursuant to a management agreement and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area. All intercompany balances and transactions have been eliminated upon consolidation.

Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the last Saturday in December. The fiscal year ended December 31, 2005 was comprised of 53 weeks, the fiscal years ended December 30, 2006 and December 29, 2007 were each comprised of 52 weeks. Approximately every six years a 53 week fiscal year occurs.

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

Trade Accounts Receivable

Trade accounts receivable consists of balances receivable from credit card companies and other third parties. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. The Company reviews the need for an allowance by assessing individual

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

accounts receivable over a specific aging and amount. The Company has established an allowance for doubtful accounts as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
December 31, 2005	$107	$69	$69	$107
December 30, 2006	107	44	44	107
December 29, 2007	107	57	164	—

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

Estimated useful lives are generally as follows:

Equipment	3-10 years
Furniture and fixtures	5-10 years
Leasehold improvements	7-30 years
Buildings	39 years

Other Assets and Goodwill

Other assets include trademarks, loan costs and liquor licenses, which are stated at cost, less amortization, if any. The tradenames and trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in each respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of purchase price over the fair value of the net assets of the business acquired. Other intangible assets deemed to have definite lives are amortized over their estimated useful lives. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company tested the tradename, trademarks and goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. Based on its evaluation, there were no impairments in 2005, 2006 and 2007 for tradenames, trademarks, or goodwill.

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

In our most recent impairment evaluation for long-lived assets, the Company identified long lived assets at three restaurant locations that were determined to be impaired as of December 29, 2007. The Company recorded an impairment of $5.4 million related to the impairment of fixtures, equipment, and leasehold improvements. Historically, the fourth quarter has been the Company’s strongest revenue quarter for the restaurants, however the three restaurants on which an impairment charge was taken experienced individual circumstances in the fourth quarter within their local markets, which management believes will permanently impact the future cash flows of the restaurants. This decline in the expected cash flows caused management to determine that it was not probable that the assets would be recoverable. Therefore, the assets were written down to the estimated fair value, which was based on future cash flows. These locations are currently operating and management is evaluating each location to determine whether or not an exit will occur. Should the Company exit any of these locations the Company may incur additional expense. There were no impairments during 2005 or 2006.

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

Share-Based Compensation Plan

The Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the years ended December 29, 2007 and December 30, 2006 was $1.4 million and $1.3 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock awards. There was no share-based compensation expense recognized related to stock awards during the fiscal year ended December 31, 2005.

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

The fair value of the Company’s stock options was estimated using the following assumptions.

	Year ended
	December 31, 2005	December 30, 2006	December 29, 2007
Expected volatility	24.3%	24.3%	24.8%
Option life	10 years	10 years	10 years
Expected term	5.5 years	5.5 years	5.5 years
Estimated forfeiture rate	9%	14%	14%
Risk-free interest rate	3.9%	3.9%	3.9%
Dividend yield	0%	0%	0%

In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company.

In May 2006, the Board of Directors approved a total of 30,000 options to be issued to employees at the discretion of management. During fiscal year 2007 a total of 25,000 options were awarded to various employees

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

at a price equal to the stock price on the date of the grant. One third of the grant becomes exercisable on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. The remaining 5,000 options have not been awarded as of December 29, 2007.

The following table represents the effect on net income and net income per share for the year ended December 31, 2005, if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Share Based Payment” (“SFAS 123”) to share-based compensation.

Year Ended December 31, 2005

(in thousands, except per share data)
Net income, as reported	$11,008
Compensation expense based on the fair value method	(832)

Pro forma net income	$10,176

Basic net income per share
As reported	$0.80
Pro forma	$0.74
Fully diluted net income per share
As reported	$0.78
Pro forma	$0.73
Shares used in computing net income per common share
Basic
As reported	13,798
Pro forma	13,798
Fully diluted
As reported	14,047
Pro forma	13,976

Restaurant Pre-Opening Costs

Restaurant pre-opening costs, consisting primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel, and non-cash rent expenses during the construction period are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $3.3 million, $3.7 million, and $5.0 million for the fiscal years ended December 31, 2005, December 30, 2006 and December 29, 2007, respectively.

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records a liability for the estimated exposure for aggregate losses below those limits. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.

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

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the purchase price the grantee pays for restricted stock, if any, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock.

Options to purchase 832,846, 700,691, and 337,277 shares of common stock were outstanding at December 31, 2005, December 30, 2006, and December 29, 2007, respectively. The diluted weighted average number of shares calculation includes 248,532 shares subject to stock options for the year ended December 31, 2005, and 293,457 and 199,805 shares of stock options and restricted stock for the years ended December 30, 2006 and December 29, 2007, respectively.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $16.9 million and $14.9 million as of December 30, 2006 and December 29, 2007, respectively.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

If the Company were to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity. As of December 30, 2006, and December 29, 2007, the Company did not hold a position in a derivative instrument and did not have any hedges outstanding.

3. Property and Equipment

Property and Equipment consist of the following:

	December 30, 2006	December 29, 2007
	(in thousands)
Fixtures and equipment	$54,824	$68,356
Equipment under capital leases	1,717	1,713
Leasehold improvements	106,991	127,786
Construction in progress	9,016	7,791
Buildings	—	7,571
Land	—	1,563

	172,548	214,780
Less: Accumulated depreciation and amortization	(48,202)	(57,824)

Property and equipment, net	$124,346	$156,956

For the year ended December 30, 2006 the Company capitalized no interest and for the year ended December 29, 2007 the Company capitalized $580,000 in interest costs. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 31, 2005, December 30, 2006 and December 29, 2007 was $9.4 million, $10.5 million and $11.9 million, respectively.

4. Other Assets

Other assets consist of the following:

	December 30, 2006	December 29, 2007
	(in thousands)
Tradename and trademarks	$50,600	$55,449
Loan costs	813	1,649
Liquor licenses	1,447	1,788
Notes receivable	652	268
Other	694	303

	54,206	59,457
Less accumulated amortization of loan costs of $395,000 and $558,000 at December 30, 2006 and December 29, 2007, respectively and other of $110,000 at December 30, 2006	(505)	(558)

	$53,701	$58,899

Amortization expense related to other assets (loan costs, prepaid management contract and a covenants not to compete agreement) was $244,000, $187,000, and $162,000 for the years ended December 31, 2005, December 30, 2006 and December 29, 2007, respectively.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Estimated aggregate amortization expense related to the loan costs is as follows (in thousands):

2008	$218
2009	218
2010	218
2011	217
2012	220

$1,091

5. Accrued Expenses

Accrued expenses consist of the following:

	December 30, 2006	December 29, 2007
	(in thousands)
Accrued compensation and benefits	$10,291	$13,898
Gift certificate liability	5,978	10,506
Accrued sales tax	2,232	2,261
Accrued rent	872	1,186
Unearned income	539	511
Other	4,104	3,106

	$24,016	$31,468

6. Long-Term Debt

On December 28, 2007, the Company completed an amendment to its existing revolving credit facility to increase its availability under the facility to $150.0 million and up to $200.0 million at our request if specified conditions are met.

As of December 29, 2007, the outstanding balance on the Company’s revolving credit facility was $13.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum capital expenditure. As of December 29, 2007, the Company’s effective interest rate on its borrowings was 7.75%, which was calculated using the prime rate of 7.25% plus a margin of 0.50%. The Company was in compliance with these covenants as of December 29, 2007.

Under the Company’s revolving credit facility agreement, loans are collateralized by a first priority security interest in all of the assets of the Company and mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 29, 2007 the maximum exposure under these standby letters of credit was $3.0 million. At December 29, 2007 the Company had $134.0 million available under its revolving credit facility.

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 30, 2006	December 29, 2007
	(in thousands)
Deferred rent	$11,697	$14,594
Unamortized tenant improvement allowances	5,251	5,497
Other	697	1,301

	$17,645	$21,392

8. Capital Leases

The Company is the lessee of a building in Port Moody, British Columbia that has a purchase option, which the Company intends to execute in fiscal 2008. The Company is also the lessee of equipment and other assets under a capital lease expiring in 2013. The assets and related liabilities under capital leases are recorded at the fair value of the assets at the inception of the lease.

The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:

	December 30, 2006	December 29, 2007
	(in thousands)
Building	$—	$3,563
Equipment	1,717	1,713
Less: Accumulated amortization	(918)	(1,147)

	$799	$4,129

Minimum future lease payments under capital leases as of December 29, 2007 are as follows (in thousands):

2008	$3,327

Total minimum lease payments	3,327
Less: Amount representing interest	(220)

Present value of net minimum lease payments	3,107
Less: Current portion	(3,107)

Long-term portion	$—

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The provision for income taxes consists of:

	Year Ended
	December 31, 2005	December 30, 2006	December 29, 2007
	(in thousands)
Income before income taxes
United States	$15,954	$19,345	$9,726
Foreign	—	—	1,176

	15,954	19,345	10,902
Current tax expense
Federal	168	2,961	2,355
State and local	212	666	692
Foreign	—	—	179

	380	3,627	3,226
Deferred tax expense (benefit)
Federal	3,983	1,907	(1,283)
State and local	583	463	(31)
Foreign	—	—	176

	4,566	2,370	(1,138)

Total tax expense	$4,946	$5,997	$2,088

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	4.9%	5.2%	5.6%
Foreign	—	—	(0.5)%
Nondeductible expenses	0.8%	0.3%	0.6%
FICA Tip Credits	(10.1)%	(9.2)%	(17.6)%
Other	0.4%	(0.3)%	(3.9)%

	31.0%	31.0%	19.2%

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 30, 2006	December 29, 2007
	(in thousands)
Deferred tax (liabilities) assets—current
Liability insurance	$(250)	$(292)
Accrued vacation pay	972	1,024
Accrued legal fees	54	877
Federal & state credits	154	263
FICA Tip Credits	2,028	3,257
Net operating loss carryforwards	47	23
Other	(117)	54

Current deferred tax asset	2,888	5,206

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization of property and equipment	(14,159)	(13,978)
Amortization of intangible assets	(10,171)	(12,095)
Deferred rent	6,753	8,000
Smallwares and supplies	(1,286)	(1,569)
FICA Tip Credit	7,735	7,010
Foreign	—	(194)
Federal & state credits	—	549
Other	576	756

Non-current deferred tax liability	(10,552)	(11,521)

	$(7,664)	$(6,315)

U.S. income taxes have not been provided on the undistributed earnings of the Company’s Canadian subsidiary. It is not practicable to estimate the amount of tax that might be payable. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

As of December 29, 2007, for federal income tax purposes, the Company had FICA Tip credit carryforwards of $10.3 million and alternative minimum tax credit carryforwards of $0.2 million. As of December 29, 2007, for state and local income tax purposes, the Company had net operating loss carryforwards of $1.8 million and other miscellaneous state credits of $0.6 million. If not used to reduce taxable income in future periods, portions of the FICA Tip Credit carryforwards will expire between 2024 and 2027, and the state and local net operating loss carryforwards will expire in 2009. The alternative minimum tax credits and other miscellaneous state credits have indefinite lives and do not expire.

A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company believes it is more likely than not that the benefit from a certain portion of our state credit carryforwards will not be realized. Although these credits do not expire, their future utilization requires continued operations in specific limited urban locations. In recognition of this risk, the Company has provided a valuation allowance of $0.1 million on the deferred tax assets relating to these state credit carryforwards. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 29, 2007 will be recognized as a reduction of income tax expense.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006, the first day of our 2007 fiscal year. As a result of the implementation of FIN 48, the Company recorded a $500,000 increase in other long-term liabilities, representing accrued income taxes and interest, in the Company’s consolidated balance sheet for unrecognized tax benefits. This amount, net of a related increase of $230,000 to non-current deferred tax assets, was accounted for as a cumulative effect adjustment to the December 31, 2006 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2006	$500,000
Increases in tax positions for current year	78,000
Lapse in statute of limitations	(22,000)

Gross unrecognized tax benefits at December 29, 2007	$556,000

Included in the balance of unrecognized tax benefits at December 29, 2007, are $539,000 of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2006 and December 29, 2007, the Company had accrued $70,000 and $120,000 of interest related to uncertain tax positions, respectively. The Company has accrued no penalties. The Company’s unrecognized tax benefits are largely related to certain state filing positions.

The Company and or one of its subsidiaries is subject to U.S. federal tax, Canadian federal and provincial tax and income tax of multiple state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years before 2001. The Company’s operations in Canada began in 2007 and are not subject to examination prior to this period.

10. Acquisition of The Boathouse Restaurants

On March 30, 2007, the Company acquired all of the operating assets and intellectual property of The Boathouse restaurant brand from The Spectra Group of Great Restaurants, Inc. There are six operating The Boathouse restaurants in the greater Vancouver, British Columbia area, including the Port Moody location, which opened October 1, 2007.

The aggregate purchase price for The Boathouse restaurants was $14.9 million, including capitalized transaction costs of $0.4 million. The acquisition was funded with operating cash and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” Goodwill and other intangibles, which are deductible for tax purposes, recorded in connection with the acquisition, totaled $6.6 million and $4.1 million, respectively. The goodwill amount recognized in the acquisition resulted primarily from the acquisition of the assembled restaurant workforce and a proven record of profitable restaurant operations. The $4.1 million of other intangibles was entirely assigned to “The Boathouse” registered trademark and was determined to have an indefinite life.

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

11. Related Party Transactions

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2005, December 30, 2006 and December 29, 2007, respectively.

12. Share-Based Compensation

The Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the fiscal years ended December 30, 2006 and December 29, 2007 was $1.3 million and $1.4 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock. There was no share-based compensation expense recognized related to stock awards during the fiscal year ended December 31, 2005.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On June 16, 2004, the Company adopted a 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, consultants and to any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options vest over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of December 29, 2007 there were 73,322 shares of restricted stock outstanding. In May 2006, the Board of Directors approved a total of 30,000 options to be issued to employees at the discretion of Management. During fiscal year 2007 a total of 25,000 options were awarded to various employees at a price equal to the stock price on the date of the grant. One third of the grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. The remaining 5,000 options have not been awarded as of December 29, 2007. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

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

Each award shall expire on the date determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of December 29, 2007, options to acquire a total of 904,600 shares of the Company’s common stock have been granted under the Plan at a price equal to the fair market value of the stock on the date of grant.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of December 29, 2007:

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 25, 2004	870,500	12.00	—	870,500
Awards granted	—		—	—
Awards exercised	16,856	12.00	—	16,856
Awards forfeited	20,798	12.00	—	20,798

Outstanding at December 31, 2005	832,846	12.00	—	832,846

Awards granted	—	—	142,000	142,000
Awards exercised	123,925	12.00	—	123,925
Awards forfeited	8,230	12.00	3,500	11,730

Outstanding at December 30, 2006	700,691	12.00	138,500	839,191

Awards granted	25,000	24.71	—	25,000	$—
Awards exercised	342,348	12.00	39,512	381,860	6,122,570
Awards forfeited	46,066	12.00	25,666	71,732	307,479

Outstanding at December 29, 2007	337,277	12.94	73,322	410,599	878,398

Exercisable at December 29, 2007	258,944	12.00	—	258,944	$—

The table below summarizes information about stock options outstanding at December 29, 2007:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00 – $26.81	337,277	6.28	$12.94	258,944	$12.00

As of December 30, 2006 and December 29, 2007, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $3.1 million and $1.4 million, respectively.

The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the fifty-two week period ended December 29, 2007 (in thousands).

Year ended December 29, 2007
Labor	$42
General and administrative expenses	1,334

Share-based compensation expense included in total costs and expenses	1,376
Income tax benefit related to share-based compensation	420

Share-based compensation expense related to employee stock options, net of tax	$956

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Commitments and Contingencies

Occasionally, the Company is a defendant in litigation arising in the ordinary course of its business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against the Company by private party plaintiffs and various government agencies, including federal, state and local taxing agencies, various state and local health departments, and the Equal Employment Opportunity Commission and other employment related agencies, among others. In certain instances the Company may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims.

In 2006, the Company was named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. The Company has contested the claims and has negotiated with the plaintiffs to reach a settlement. On February 28, 2008, the Company negotiated a resolution of the claims and the parties submitted the settlement to the Court for approval. The negotiated settlement includes a monetary settlement and some changes to the Company’s hiring and employment practices. The Company took a $2.2 million charge in fiscal 2007 for the pending settlement of the claims. The Company does not anticipate the changes to its hiring and employment practices in connection with the settlement will significantly affect its operations.

The Company’s primary insurer has informed the Company it believes the Company has exhausted its insurance coverage with respect to claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the charge taken related to the pending settlement of class action claims. The Company plans to contest the insurer’s conclusion. If the Company is unsuccessful, and if the Company’s insurer determines that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could be more expensive.

14. Employee Benefit Plans

The Company has a 401(k) contributory benefit plan for eligible employees, which currently matches up to a maximum of 3% of the participant’s eligible compensation. For the years ended December 31, 2005, December 30, 2006 and December 29, 2007, Company matching contributions totaled approximately $0.3 million, $0.4 million and $0.4 million, respectively.

15. Operating Leases

The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for an initial term between 10 and 20 years with one to three five-year renewal options. The leases generally require the Company to pay property taxes, utilities, and various other use and occupancy costs by the Company.

Minimum payments under lease commitments as of December 29, 2007 are summarized below for operating leases.

(in thousands)
2008	$23,409
2009	25,940
2010	25,259
2011	23,908
2012	23,405
Thereafter	136,285

$258,206

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense charged to operations under all operating leases is as follows:

	Year Ended
	December 31, 2005	December 30, 2006	December 29, 2007
	(in thousands)
Fixed rent	$15,860	$18,027	$20,905
Contingent rent, based on revenues	2,765	2,421	2,975
Non-cash rent	2,153	2,203	2,403

	$20,778	$22,651	$26,283

16. Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. All assets and liabilities of the subsidiary are translated at the prevailing exchange rate in effect at each applicable fiscal reporting period. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations.

17. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adopting SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe adopting SFAS 159 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS No. 141, “Business Combinations”. The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of December 29, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 29, 2007, our internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007 which is included in the Report of Independent Registered Public Accounting Firm contained in Item 8.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference to our definitive proxy statement, for our 2008 annual meeting of stockholders (the “2008 Proxy Statement”), under the caption “Proposal 1: Election of Directors,” to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 29, 2007. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our audit committee and our audit committee financial expert is incorporated by reference to the 2008 Proxy Statement under the captions “Corporate Governance—Board Committees” and “Report of the Audit Committee”.

Information regarding the process by which shareholders may nominate directors is incorporated by reference to the 2008 Proxy Statement under the caption “Additional Information—Stockholder Nominations for Directors”.

Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2008 Proxy Statement.

We have adopted a Business and Ethics Code of Conduct for the guidance of our directors, officers, and employees, including our principal executive, financial and accounting officers and our controller. Our code of conduct, along with other corporate governance documents, is posted on our website at www.McCormickandSchmicks.com , Investors, Corporate Governance. Any waivers or amendments to our code of conduct will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is hereby incorporated by reference to the 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to our 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Information regarding our equity compensation plan is included in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR   INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is hereby incorporated by reference to our 2008 Proxy Statement under the caption “Corporate Governance— Director Independence” and “Transactions with Related Persons, Promoters, and Certain Control Persons”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, appearing under the caption “Report of the Audit Committee—Fees Paid to Independent Registered Public Accounting Firm,” is hereby incorporated by reference to our 2008 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 10, 2008.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ DOUGLAS L. SCHMICK
Douglas L. Schmick Chief Executive Officer

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Douglas L. Schmick and Emanuel N. Hilario, and each of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 29, 2007, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2008.

Signatures	Title

/s/ DOUGLAS L. SCHMICK Douglas L. Schmick	Director

/s/ EMANUEL N. HILARIO Emanuel N. Hilario	Director

/s/ J. RICE EDMONDS J. Rice Edmonds	Director

/s/ ELLIOTT JURGENSEN JR. Elliott Jurgensen Jr.	Director

/s/ DAVID B. PITTAWAY David B. Pittaway	Director

/s/ JEFFREY D. KLEIN Jeffrey D. Klein	Director

/s/ JAMES R. PARISH James R. Parish	Director

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1		Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2		Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated February 14, 2008)

10.1		Amended and Restated Revolving Credit Agreement dated December 28, 2007 among McCormick & Schmick Acquisition Corp. and The Boathouse Restaurants of Canada, Inc., as borrowers, Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC, as sole lead arranger, and other specified lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated December 28, 2007) ; Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2008

10.2		Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977)

10.3		Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977) and Amendment to Lease dated November 23, 2005 between DLS Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated November 23, 2005)

10.4	*	Form of Executive Severance Agreement entered into by Douglas L. Schmick and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1, file No. 333-114977)

10.5	*	Executive Severance Agreement dated April 9, 2007 between Emanuel N. Hilario and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated April 9, 2007)

10.6	*	Separation Agreement and Consulting Arrangement dated October 16, 2007 between David Jenkins and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated October 16, 2007)

10.7	*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977)

10.8	*	Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977)

10.9	*	Form of Restricted Stock Agreement, as amended (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2006)

21.1		Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc.

23.1		Consent of PricewaterhouseCoopers LLP

24.1		Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.