Form 10-Q
period 2008-03-29
McCormick & Schmicks Seafood Restaurants Inc.
filed 2008-05-07
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 14,824,948 shares of common stock outstanding as of April 17, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 29, 2007	March 29, 2008
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,343	$2,992
Trade accounts receivable, net	10,135	8,258
Tenant improvement allowance receivables	7,663	7,045
Income tax receivable	1,736	—
Inventories	5,997	6,054
Prepaid expenses and other current assets	3,939	4,477
Deferred income taxes	5,206	6,033

Total current assets	42,019	34,859
Property and equipment, net	156,956	163,470
Other assets	58,899	58,821
Goodwill	27,769	27,486

Total assets	$285,643	$284,636

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,158	$19,135
Accrued expenses	33,668	30,413
Capital lease obligations, current portion	3,107	2,995

Total current liabilities	60,933	52,543
Revolving credit facility	13,000	20,000
Other long-term liabilities	21,392	22,203
Deferred income taxes	11,521	11,579

Total liabilities	106,846	106,325

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,685 and 14,685 shares issued and outstanding	15	15
Additional paid in capital	146,918	147,061
Accumulated other comprehensive income	2,828	2,081
Retained earnings	29,036	29,154

Total stockholders’ equity	178,797	178,311

Total liabilities and stockholders’ equity	$285,643	$284,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended
	March 31, 2007	March 29, 2008
Revenues	$81,428	$92,337
Restaurant operating costs
Food and beverage	23,547	28,071
Labor	25,764	30,397
Operating	12,153	14,501
Occupancy	7,486	8,798

Total restaurant operating costs	68,950	81,767
General and administrative expenses	4,703	5,569
Restaurant pre-opening costs	448	1,184
Depreciation and amortization	2,800	3,394

Total costs and expenses	76,901	91,914

Operating income	4,527	423
Interest expense (income), net	(176)	329
Other income	—	(75)

Income before income taxes	4,703	169
Income tax expense	1,458	51

Net income	$3,245	$118

Net income per share
Basic	$0.23	$0.01
Diluted	$0.22	$0.01
Shares used in computing net income per share
Basic	14,403	14,685
Diluted	14,701	14,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirteen week period ended
	March 31, 2007	March 29, 2008
Operating activities
Net income	$3,245	$118
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,800	3,394
Deferred income taxes	1,458	51
Share based compensation	392	258
Changes in operating assets and liabilities
Trade accounts receivable	(601)	1,861
Tenant improvement allowance receivables	(1,155)	618
Income tax receivable	—	1,736
Inventories	(225)	(74)
Prepaid expenses and other current assets	(63)	(545)
Accounts payable	(1,434)	(4,959)
Accrued expenses	(1,017)	(4,114)
Other long-term liabilities	(895)	829

Net cash provided by (used in) operating activities	2,505	(827)

Investing activities
Purchase of property and equipment	(5,818)	(10,280)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	(14,481)	—
Decrease (increase) in other assets	616	(173)

Net cash used in investing activities	(19,683)	(10,453)

Financing activities
Borrowings made on revolving credit facility	9,000	36,000
Payments made on revolving credit facility	—	(29,000)
Payments on capital lease obligations	(95)	(9)
Proceeds from stock options exercised	2,572	—
Excess tax benefits from share based compensation	1,022	—

Net cash provided by financing activities	12,499	6,991

Effect of exchange rate changes on cash and cash equivalents	45	(62)

Net decrease in cash and cash equivalents	(4,634)	(4,351)
Cash and cash equivalents, beginning of period	10,553	7,343

Cash and cash equivalents, end of period	$5,919	$2,992

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$41	$90
Income taxes	$836	$92

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. As of March 29, 2008, the Company operated 85 restaurants, including 79 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the thirteen week period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2008.

The condensed consolidated balance sheet at December 29, 2007 has been derived from the audited condensed consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

3. Summary of Selected Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. The Company recognizes income from gift cards when the gift card is redeemed by the customer or when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. Gift card income is included within revenues. Revenues are presented net of sales tax and the related obligation is recorded as a liability until the taxes are remitted to the appropriate taxing authorities.

Share-Based Compensation

The Company determines the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method. The Black-Scholes model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield.

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

Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the Company obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines, at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is reasonably assured. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. The Company receives certain tenant improvement allowances, which are considered lease incentives and are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $14.9 million and $15.8 million as of December 29, 2007 and March 29, 2008, respectively.

Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. Monetary assets and liabilities related to the Company’s operations in Canada are translated into U.S. dollars at the rate of exchange at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations.

4. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 which did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” “SFAS 141(R)”, a replacement of SFAS No. 141, “Business Combinations.” The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. The effect of SFAS 141(R) on the Company will be dependent upon any business combination activity in the future.

5. Long-Term Debt and Standby Letters of Credit

On December 28, 2007, the Company completed an amendment to its existing revolving credit facility to increase its availability under the facility to $150.0 million and up to $200.0 million at the Company’s request if specified conditions are met.

As of March 29, 2008, the outstanding balance on the Company’s revolving credit facility was $20.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of March 29, 2008, the Company’s effective interest rate on its borrowings was 5.25%, which was the prime rate. Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum capital expenditure. The Company was in compliance with these covenants as of March 29, 2008.

Under the Company’s revolving credit facility agreement, borrowings are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of March 29, 2008, the maximum exposure under these standby letters of credit was $3.0 million. As of March 29, 2008, the Company had $127.0 million available under its revolving credit facility.

6. Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the thirteen week period ended March 31, 2007 and March 29, 2008 was $0.4 million and $0.3 million, respectively.

The fair value of the Company’s stock options was estimated using the following assumptions:

	Thirteen week period ended
	March 31, 2007	March 29, 2008
Expected volatility	24.8%	24.8%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	14%	14%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

In July 2004 the Company awarded 879,600 options at $12.00, the fair market value on the date of grant. In May 2006, the Board of Directors approved a total of 30,000 options to be issued at the discretion of management, of which 25,000 options have been awarded to various employees at a price equal to the fair market value on the date of grant. As of March 29, 2008, options to acquire a total of 904,600 shares of the Company’s common stock have been granted under the Plan at an average grant price of $12.35. As of March 29, 2008, there were 337,277 options outstanding, of which 266,279 were exercisable.

In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. In March 2008, the Company issued 68,968 shares of restricted stock to certain employees and executive officers at a price equal to $11.71, the fair market value of the stock on the date of grant. One-third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of March 29, 2008, there were 139,957 shares of restricted stock outstanding.

Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards.

Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of the fair market value of the common stock for any greater than 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company. There were no options issued in the quarter ended March 29, 2008.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of March 29, 2008 there were 500,125 shares reserved to be issued pursuant to the plan.

The following table summarizes the status of the Company’s share-based compensation plans, including stock options and restricted stock grants, as of March 29, 2008.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 29, 2007	337,277	$12.94	73,322	410,599
Awards granted	—	—	68,968	68,968	$840,720
Awards exercised	—	—	—	—	—
Awards forfeited	—	—	2,333	2,333	28,439

Outstanding at March 29, 2008	337,277	12.94	139,957	477,234	1,765,408

Exercisable at March 29, 2008	266,279	$12.34	—	266,279	$49,199

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $12.19 as of March 29, 2008 and the exercise price multiplied by the number of options outstanding as of that date. In the case of the restricted stock the aggregate intrinsic value is calculated using the closing price of the stock as of March 29, 2008 multiplied by the number of shares outstanding as of that date.

The table following table summarizes additional information about stock options outstanding at March 29, 2008.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00 – $26.81	337,277	6.03	$12.94	266,279	$12.34

As of March 29, 2008, unamortized compensation expense related to stock options and restricted stock under the Company’s 2004 Stock Incentive Plan was $1.7 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen week periods ended March 31, 2007 and March 29, 2008 (in thousands).

	Thirteen week period ended
	March 31, 2007	March 29, 2008
Labor	$15	$3
General and administrative expenses	377	255

Share-based compensation expense included in total costs and expenses	392	258
Income tax benefit related to share-based compensation	105	97

Share-based compensation expense related to employee stock options, net of tax	$287	$161

7. Income Taxes

As of March 29, 2008, there have been no material changes to the Company’s uncertain tax position disclosure as provided in the 2007 Annual Report on Form 10-K. The Company does not anticipate any significant changes to the balance of unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

8. Acquisition of The Boathouse Restaurants

On March 30, 2007, the Company acquired all of the operating assets and intellectual property of The Boathouse restaurant brand from The Spectra Group of Great Restaurants, Inc. There are six operating The Boathouse restaurants in the greater Vancouver, British Columbia area, including the Port Moody location, which opened October 1, 2007. The aggregate purchase price for The Boathouse restaurants was $14.9 million, including capitalized transaction costs of $0.4 million. No unaudited pro forma data is presented due to the insignificant impact of the acquisition on the Company’s condensed consolidated results of operations.

9. Comprehensive Income

The components of comprehensive income for the thirteen week periods ended March 31, 2007 and March 29, 2008 are as follows:

	Thirteen week periods ended
	March 31, 2007	March 29, 2008
Net income	$3,245	$118
Other comprehensive income:
Foreign currency translation	45	(747)

Total comprehensive income	$3,290	$(629)

10. Related Party Transactions

The Company leases properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for each of the thirteen week periods ended March 31, 2007 and March 29, 2008.

11. Commitments and Contingencies

The Company is subject to various claims, possible legal actions, and other matters arising in the normal course of business. While it is difficult to accurately predict the outcome of these issues, the Company believes that adequate provision for potential losses has been made in the accompanying condensed consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In 2006, the Company was named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. The Company contested the claims and negotiated with the plaintiffs to reach a settlement. In February 2008, the Company negotiated a resolution of the claims with the private plaintiffs and the parties submitted the settlement to the Court for approval. The negotiated settlement includes a monetary settlement and some changes to the Company’s hiring and employment practices. The Company recorded a $2.2 million charge in fiscal 2007 for the settlement of the claims. The Company does not anticipate the changes to its hiring and employment practices in connection with the settlement will significantly affect its operations. The settlement was approved by the court, and the settlement amount was paid, in April 2008.

The Company’s primary insurer has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the charge related to the settlement of class action claims.

12. Net Income Per Share

Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s 2004 Stock Incentive Plan. For the thirteen week periods ended March 31, 2007 and March 29, 2008, 3,000 and 477,234, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 29, 2007 contained in our 2007 Annual Report on Form 10-K.

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

Overview

As of March 29, 2008, we operated 85 restaurants, including 79 restaurants in the United States, of which one was operated pursuant to a management agreement and six restaurants operated in Canada under The Boathouse name. In May 2007, we terminated our management operations of one restaurant under management contract.

McCormick & Schmick’s has successfully grown over the past 36 years by offering our customers menus that are printed twice daily with a broad selection of affordable, quality, and fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. McCormick & Schmick’s inviting atmosphere and high quality, diverse menu offering and compelling price-value proposition appeals to a diverse base of casual diners, families, travelers and the business community. Our revenues are generated by sales at our restaurants, including banquets.

We utilize a broad based marketing approach to drive guest traffic which includes advertisement in the USA Today and Crane’s Business Journals, as well as in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to more than 33,000 members since inception in 2006 and our online marketing e-mail club database to over 70,000 individuals.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, labor costs, restaurant operating expenses, and occupancy costs, with a focus on these costs and expenses as a percentage of revenues. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. We also track trends in average weekly revenues at both the restaurant level and on a condensed consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting total restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include non-cash rent expense during the construction period.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 36 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. During the fourth quarter of 2007 we initiated a new steak program to complement our seafood offerings. Under the new program, we increased the range of beef offerings on our menu, upgraded the quality of beef served and implemented new cooking techniques. As a result of the new program, our beef sales have increased to approximately 9% of our entrée sales in the first quarter of 2008.

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

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants and The Boathouse restaurants in existing and new markets. Our 2008 plan includes opening twelve domestic restaurants, of which three locations were opened as of March 29, 2008. We also consider acquisitions of additional restaurants or restaurant groups when opportunities are presented to us. In addition to new restaurant growth, we are committed to improving comparable restaurant sales and operating margins over the levels achieved in 2007.

Financial Performance Overview

The following are highlights of our financial performance for the thirteen week period ended March 29, 2008 compared to the thirteen week period ended March 31, 2007:

•	Revenues increased 13.4% to $92.3 million from $81.4 million

•	Comparable restaurant sales decreased 5.8%

•	Restaurant pre-opening costs increased to $1.2 million from $0.4 million

•	Operating income decreased to $0.4 million from $4.5 million

•	Net income decreased to $0.1 million from $3.2 million

•	Diluted earnings per share decreased to $0.01 from $0.22

Thirteen Week Period Ended March 31, 2007 Compared to Thirteen Week Period Ended March 29, 2008

The following table sets forth our operating results from our unaudited condensed consolidated statements of income.

	Thirteen week period ended
	March 31, 2007		March 29, 2008
	(in thousands)
Revenues	$81,428	100.0%	$92,337	100.0%

Restaurant operating costs
Food and beverage	23,547	28.9%	28,071	30.4%
Labor	25,764	31.7%	30,397	32.9%
Operating	12,153	14.9%	14,501	15.7%
Occupancy	7,486	9.2%	8,798	9.5%

Total restaurant operating costs	68,950	84.7%	81,767	88.5%
General and administrative expenses	4,703	5.8%	5,569	6.0%
Restaurant pre-opening costs	448	0.5%	1,184	1.3%
Depreciation and amortization	2,800	3.4%	3,394	3.7%

Total costs and expenses	76,901	94.4%	91,914	99.5%

Operating income	4,527	5.6%	423	0.5%
Interest expense (income), net	(176)	(0.2)%	329	0.4%
Other income	—	—	(75)	(0.1)%

Income before income taxes	4,703	5.8%	169	0.2%
Income tax expense	1,458	1.8%	51	0.1%

Net income	$3,245	4.0%	$118	0.1%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	March 31, 2007	March 29, 2008	$	%
		(in thousands)
Revenues	$81,428	$92,337	$10,909	13.4%

Restaurant operating costs
Food and beverage	$23,547	$28,071	$4,524	19.2%
Labor	25,764	30,397	4,633	18.0%
Operating	12,153	14,501	2,348	19.3%
Occupancy	7,486	8,798	1,312	17.5%

Total restaurant operating costs	$68,950	$81,767	$12,817	18.6%

Revenues. Revenues increased $10.9 million, or 13.4%, to $92.3 million in the thirteen week period ended March 29, 2008 from $81.4 million in the thirteen week period ended March 31, 2007. This increase was primarily due to the fourteen restaurants added since March 31, 2007, which was partially offset by a 5.8% decrease in comparable restaurants sales.

Food and Beverage Costs. Food and beverage costs increased $4.5 million, or 19.2%, to $28.1 million in the thirteen week period ended March 29, 2008 from $23.5 million in the thirteen week period ended March 31, 2007. This increase was primarily due to the fourteen restaurants added since March 31, 2007. Food and beverage costs as a percentage of revenues increased to 30.4% in the thirteen week period ended March 29, 2008 from 28.9% in the thirteen week period ended March 31, 2007, primarily due to increased food costs as a result of the recently implemented beef program, coupled with increased liquor costs, as a percentage of revenues.

Labor Costs. Labor costs increased $4.6 million, or 18.0%, to $30.4 million in the thirteen week period ended March 29, 2008 from $25.8 million in thirteen week period ended March 31, 2007. This increase was primarily due to the fourteen restaurants added since March 31, 2007. Labor costs as a percentage of revenues increased to 32.9% in the thirteen week period ended March 29, 2008 from 31.7% in the thirteen week period ended March 31, 2007, primarily due to deleveraging of sales at the comparable restaurants, coupled with the higher mix of new restaurants, which typically have higher labor run rates in the first 18 months of operation.

Operating Costs. Operating costs increased $2.3 million, or 19.3%, to $14.5 million in the thirteen week period ended March 29, 2008 from $12.2 million in the thirteen week period ended March 31, 2007. This increase was primarily due to the fourteen restaurants added since March 31, 2007. Operating costs as a percentage of revenues increased to 15.7% in the thirteen week period ended March 29, 2008 from 14.9% in the thirteen week period ended March 31, 2007, primarily due to the deleveraging of sales at the comparable restaurants, coupled with an increase in advertising expense. Deleveraging of sales occurs due to the fact that a large portion of the associated costs are fixed and when the sales decline the related costs have a larger impact as a percentage of revenues.

Occupancy Costs. Occupancy costs increased $1.3 million, or 17.5%, to $8.8 million in the thirteen week period ended March 29, 2008 from $7.5 million in the thirteen week period ended March 31, 2007, primarily due to the fourteen restaurants added since March 31, 2007. Occupancy costs as a percentage of revenues increased to 9.5% in the thirteen week period ended March 29, 2008 from 9.2% in the thirteen week period ended March 31, 2007, primarily due to deleveraging of fixed occupancy costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	March 31, 2007	March 29, 2008	$	%
		(in thousands)
General and administrative expenses	$4,703	$5,569	$866	18.4%
Restaurant pre-opening costs	448	1,184	736	164.3%
Depreciation and amortization	2,800	3,394	594	21.2%

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 18.4%, to $5.6 million in the thirteen week period ended March 29, 2008 from $4.7 million in the thirteen week period ended March 31, 2007, primarily due to the fourteen restaurants added since March 31, 2007. General and administrative expenses as a percentage of revenues increased to 6.0% in the thirteen week period ended March 29, 2008 from 5.8% in the thirteen week period ended March 31, 2007, primarily due to the higher costs associated with the fourteen restaurants added since March 31, 2007, a 20% increase in the restaurant base.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $0.7 million, to $1.2 million in the thirteen week period ended March 29, 2008 from $0.4 million in the thirteen week period ended March 31, 2007, primarily due to the timing of restaurant openings and the number of restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 21.2%, to $3.4 million in the thirteen week period ended March 29, 2008 from $2.8 million in the thirteen week period ended March 31, 2007. The increase was primarily due to the fourteen restaurants added since March 31, 2007. Depreciation and amortization as a percentage of revenues increased to 3.7% in the thirteen week period ended March 29, 2008 from 3.4% in the thirteen week period ended March 31, 2007, primarily due to the fourteen restaurants added since March 31, 2007.

Interest Income, net, Other income, Income Tax Expense and Net Income

The following table sets forth interest income, net, other income, income tax expense and net income from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	March 31, 2007	March 29, 2008	$	%
		(in thousands)
Interest expense (income), net	$(176)	$329	$505	*
Other income	—	(75)	(75)	(100.0)%

Income before income taxes	$4,703	$169	$(4,534)	(96.4)%
Income tax expense	1,458	51	(1,407)	(96.5)%

Net income	$3,245	$118	$(3,127)	(96.4)%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest expense (income), net, was a net interest expense of $0.3 million for the thirteen week period ended March 29, 2008 compared to a net interest income of $0.2 million in the thirteen week period ended March 31, 2007, primarily due to the increased average borrowings outstanding and lower interest income earned on investment balances for the quarter ended March 29, 2008.

Other Income. Other income was $75,000 for the thirteen week period ended March 29, 2008, due to estimated business interruption insurance proceeds. The business interruption was caused by weather related damage to our location at the CNN center in Atlanta, GA, which caused the restaurant to close briefly for repairs. The damaged restaurant was repaired and was re-opened and operating as of March 29, 2008.

Income Tax Expense. Income tax expense was $51,000 in the thirteen week period ended March 29, 2008 compared to $1.5 million in the thirteen week period ended March 31, 2007. Income tax expense reflects an estimated effective tax rate of 30.0% compared to 31.0% in the thirteen week period ended March 31, 2007. The decrease in the estimated effective annualized tax rate is primarily due to the estimated tax impact of FICA tax credits being calculated on a lower income before tax.

Net Income. Net income decreased $3.1 million to $0.1 million in the thirteen week period ended March 29, 2008 from net income of $3.2 million in the thirteen week period ended March 31, 2007, primarily due to a decrease in comparable restaurant sales, coupled with an increase in total restaurant operating costs, restaurant pre-opening costs, and interest expense, net.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been issuance of common stock, net cash provided by operating activities and borrowings under our credit facility. We financed the acquisition of The Boathouse restaurants with borrowings under our credit facility and cash on hand.

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows:

	Thirteen week period ended
	March 31, 2007	March 29, 2008
	(in thousands)
Net cash provided by (used in) operating activities	$2,505	$(827)
Net cash used in investing activities	(19,683)	(10,453)
Net cash provided by financing activities	12,499	6,991
Effect of exchange rate changes on cash and cash equivalents	45	(62)

Net decrease in cash and cash equivalents	$(4,634)	$(4,351)

The change in net cash used in operating activities of $0.8 million in the thirteen week period ended March 29, 2008 compared to net cash provided by operating activities of $2.5 million in the thirteen week period ended March 31, 2007 was primarily due to the change in net income between periods of $3.1 million.

Net cash used in investing activities was $10.5 million in the thirteen week period ended March 29, 2008 compared to $19.7 million in the thirteen week period ended March 31, 2007. We use cash primarily for equipment purchases and construction costs related to new restaurant openings, to purchase restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and existing restaurant capacity expanded during the period. In March 2007, we also purchased all of the assets of The Boathouse Restaurants in Vancouver B.C. for $14.9 million, including capitalized transaction costs of $0.4 million. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $7.0 million in the thirteen week period ended March 29, 2008 compared to $12.5 million in the thirteen week period ended March 31, 2007. Net cash provided by financing activities was primarily due to the borrowings on our revolving credit facility related to the amounts paid for construction of new restaurant openings during the first quarter of 2008 and restaurants we plan to open during the fiscal year 2008. Net cash provided by financing activities for the thirteen week period ended March 31, 2007 was primarily the result of borrowings under our revolving credit facility related to the acquisition of The Boathouse restaurants

On December 28, 2007, we amended our existing senior credit facility to, among other things, increase the availability under the facility to $150.0 million, and up to $200.0 million at our request if specified conditions are met. As of March 29, 2008, there was an outstanding balance on our revolving credit facility of $20.0 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. Under our revolving credit facility agreement, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated fixed charge coverage ratio, and growth capital expenditures limitations. We were in compliance with these covenants as of March 29, 2008.

Under our revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of March 29, 2008 the maximum exposure under these standby letters of credit was $3.0 million. At March 29, 2008 we had $127.0 million available under our revolving credit facility.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are the following:

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

In our most recent impairment evaluation for long-lived assets, we identified assets at three restaurant locations that were determined to be impaired as of December 29, 2007. We recorded an impairment charge of $5.4 million related to the impairment of fixtures, equipment, and leasehold improvements. These locations are currently operating and management is evaluating whether or not the Company will continue to operate the restaurants. There were no impairments during 2005 or 2006.

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

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for claims under the policy. See PART II. OTHER INFORMATION—ITEM 1. LEGAL PROCEEDINGS.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Accrued interest and penalties are included within the related tax liability in the condensed consolidated balance sheet.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability. The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $14.9 million and $15.8 million, as of December 29, 2007 and March 29, 2008, respectively.

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

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Our foreign exchange rate risk relates to our operations in Canada.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of March 29, 2008, there was an outstanding balance of $20.0 million under our revolving credit facility. A hypothetical 100 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

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

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against us by private party plaintiffs and various government agencies, including federal, state and local taxing agencies, various state and local health departments, and the Equal Employment Opportunity Commission (“EEOC”) and other employment related agencies, among others. In certain instances we may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims.

In 2006, the Company was named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. The Company contested the claims and negotiated with the plaintiffs to reach a settlement. In February 2008, the Company negotiated a resolution of the claims with the private plaintiffs and the parties submitted the settlement to the Court for approval. The negotiated settlement includes a monetary settlement and some changes to the Company’s hiring and employment practices. The Company recorded a $2.2 million charge in fiscal 2007 for the pending settlement of the claims. The Company does not anticipate the changes to its hiring and employment practices in connection with the settlement will significantly affect its operations. The settlement was approved by the court, and the settlement amount was paid, in April 2008.

The Company’s primary insurer has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the accounting for employment claims.

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

We opened seven company-owned restaurants in 2006, and in 2007 we opened twelve company-owned restaurants and acquired five The Boathouse restaurants in March 2007. We plan to open twelve company-owned restaurants in 2008, of which we have opened three as of March 29, 2008. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

Our business also is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and fourth quarter of each year. As a result, our quarterly and annual operating results and restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. Our operating results may also fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely be adversely affected.

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

We operate five restaurants in the Chicago, Illinois area, five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, thirteen in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Our business prospects depend in part on our ability to develop favorable consumer recognition of the McCormick & Schmick’s name. Although McCormick & Schmick’s, M&S Grill, McCormick & Schmick’s Grill, The Boathouse Restaurants, and other of our service marks are registered trademarks, our trademarks could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes.

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

        We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the accounting for employment claims, see PART II. OTHER INFORMATION - ITEM 1. LEGAL PROCEEDINGS. We may not succeed in our planned contest of our insurer’s conclusion. If we are unsuccessful, and if our insurer determines that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Items identified with an asterisk (*) are management contracts or compensatory plan arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated February 14, 2008)

10.1 *	Form of Restricted Stock Agreement with Non-Employee Directors

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 7, 2008