Form 10-Q
period 2008-06-28
McCormick & Schmicks Seafood Restaurants Inc.
filed 2008-08-06
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 14,720,214 shares of common stock outstanding as of July 28, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 29, 2007	June 28, 2008
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,343	$3,010
Trade accounts receivable, net	10,135	8,278
Tenant improvement allowance receivables	7,663	2,966
Income tax receivable	1,736	209
Inventories	5,997	6,150
Prepaid expenses and other current assets	3,939	4,717
Deferred income taxes	5,206	6,039

Total current assets	42,019	31,369
Property and equipment, net	156,956	178,748
Other assets	58,899	58,915
Goodwill	27,769	27,534

Total assets	$285,643	$296,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,158	$20,576
Accrued expenses	33,668	28,561
Capital lease obligations, current portion	3,107	3,016

Total current liabilities	60,933	52,153
Revolving credit facility	13,000	23,500
Other long-term liabilities	21,392	27,380
Deferred income taxes	11,521	12,705

Total liabilities	106,846	115,738

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,685 and 14,715 shares issued and outstanding	15	15
Additional paid in capital	146,918	147,116
Accumulated other comprehensive income	2,828	2,186
Retained earnings	29,036	31,511

Total stockholders’ equity	178,797	180,828

Total liabilities and stockholders’ equity	$285,643	$296,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Twenty-six week period ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Revenues	$89,646	$99,699	$171,074	$192,039

Restaurant operating costs
Food and beverage	25,825	30,038	49,372	58,109
Labor	27,604	32,095	53,368	62,492
Operating	13,587	15,384	25,740	29,885
Occupancy	7,815	9,297	15,301	18,095

Total restaurant operating costs	74,831	86,814	143,781	168,581
General and administrative expenses	5,060	5,138	9,762	10,709
Restaurant pre-opening costs	479	692	927	1,876
Depreciation and amortization	2,831	3,652	5,632	7,047
Impairment/restructuring charge (Note 12)	—	452	—	452

Total costs and expenses	83,201	96,748	160,102	188,665

Operating income	6,445	2,951	10,972	3,374
Interest expense (income), net	(104)	87	(280)	416
Other income, net	—	(184)	—	(258)

Income before income taxes	6,549	3,048	11,252	3,216
Income tax expense	2,030	691	3,488	741

Net income	$4,519	$2,357	$7,764	$2,475

Net income per share
Basic	$0.31	$0.16	$0.54	$0.17
Diluted	$0.31	$0.16	$0.53	$0.17
Shares used in computing net income per share
Basic	14,549	14,699	14,475	14,692
Diluted	14,783	14,699	14,744	14,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Twenty-six week period ended
	June 30, 2007	June 28, 2008
Operating activities
Net income	$7,764	$2,475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,632	7,047
Deferred income taxes	3,488	676
Share based compensation	842	523
Changes in operating assets and liabilities
Trade accounts receivable	(834)	1,843
Tenant improvement allowance receivables	(1,171)	4,697
Income tax receivable	—	1,527
Inventories	(465)	(168)
Prepaid expenses and other current assets	(441)	(783)
Accounts payable	247	(3,525)
Accrued expenses	2,512	(3,211)
Accrued legal settlement	—	(2,200)
Other long-term liabilities	(1,570)	1,403

Net cash provided by operating activities	16,004	10,304

Investing activities
Purchase of property and equipment	(15,874)	(29,077)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	(14,481)	—
Decrease (increase) in other assets	212	(293)

Net cash used in investing activities	(30,143)	(29,370)

Financing activities
Borrowings made on revolving credit facility	9,000	70,000
Payments made on revolving credit facility	—	(59,500)
Payments on capital lease obligations	(192)	(18)
Proceeds from stock options exercised	2,854	—
Deemed landlord financing proceeds (in the form or tenant improvement allowances)	—	4,530
Excess tax benefits from share based compensation	1,253	(209)

Net cash provided by financing activities	12,915	14,803

Effect of exchange rate changes on cash and cash equivalents	40	(70)

Net decrease in cash and cash equivalents	(1,184)	(4,333)
Cash and cash equivalents, beginning of period	10,553	7,343

Cash and cash equivalents, end of period	$9,369	$3,010

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$99	$431
Income taxes	$2,070	$622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. As of June 28, 2008, the Company operated 85 restaurants, including 79 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants operated in Canada under The Boathouse name.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the thirteen and twenty-six week periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2008.

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

Share-Based Compensation

The Company determines the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). The Black-Scholes model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield.

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

The Company receives certain tenant improvement allowances which are recorded either as a deferred rent liability or as an obligation, and are included in other long-term liabilities. Tenant improvement allowances which are considered lease incentives are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $14.9 million and $16.4 million as of December 29, 2007 and June 28, 2008, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components are recorded during the construction period as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), a replacement of SFAS No. 141, “Business Combinations.” SFAS 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. The effect of SFAS 141(R) on the Company will be dependent upon any business combination activity in the future.

5. Long-Term Debt and Standby Letters of Credit

On December 28, 2007, the Company amended its existing senior credit facility to, among other things, increase the availability under the facility to $150.0 million and up to $200.0 million at the Company’s request if specified conditions are met.

As of June 28, 2008, the outstanding balance on the Company’s revolving credit facility was $23.5 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of June 28, 2008, the Company’s effective interest rate on its borrowings was 4.1%. Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum capital expenditure. The Company was in compliance with these covenants as of June 28, 2008.

Under the Company’s revolving credit facility agreement, borrowings are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of June 28, 2008, the maximum exposure under these standby letters of credit was $3.0 million. As of June 28, 2008, the Company had $123.5 million available under its revolving credit facility, subject to its financial covenants.

6. Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the thirteen week period ended June 30, 2007 and June 28, 2008 was $0.4 million and $0.3 million, respectively.

The fair value of the Company’s stock options was estimated using the following assumptions:

	Thirteen and Twenty-six week period ended
	June 30, 2007	June 28, 2008
Expected volatility	24.8%	24.8%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	14%	14%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

As of June 28, 2008, options to acquire a total of 904,600 shares of the Company’s common stock had been granted under the Company’s 2004 Stock Incentive Plan (the “Plan”) at an average grant price of $12.35. As of June 28, 2008, there were 330,611 options outstanding, of which 267,279 were exercisable.

The Company has issued 210,968 shares of restricted stock at an average price of $19.34 from the Plan to employees and executive officers. Grants are issued at fair market value on the date of the grant. One-third of the restricted stock grants vest on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. In April 2008, the Company issued 15,765 shares of restricted stock to the independent members of the Board of Directors at a price equal to $11.10, the fair market value of the stock on the date of grant. The restricted stock granted vests one year from the date of grant, if the Director is still serving the Company as of the anniversary date. As of June 28, 2008, there were 118,220 shares of restricted stock outstanding.

Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company. There were no options granted in the quarter ended June 28, 2008.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of June 28, 2008 there were 494,192 shares reserved to be granted pursuant to the Plan.

The following table summarizes the status of the Company’s share-based compensation plans, including stock options and restricted stock grants, as of June 28, 2008.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 29, 2007	337,277	$12.94	73,322	410,599
Awards granted	—	—	84,733	84,733	$805,811
Awards exercised	—	—	34,336	34,336	344,733
Awards forfeited	6,666	24.00	5,499	12,165	52,295

Outstanding at June 28, 2008	330,611	$12.72	118,220	448,831	$1,124,272

Exercisable at June 28, 2008	267,279	$12.40	—	267,279	$—

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price of $9.51 as of June 28, 2008 and the exercise price multiplied by the number of options outstanding as of that date. In the case of the restricted stock the aggregate intrinsic value is calculated using the closing price of the stock as of June 28, 2008 multiplied by the number of shares outstanding as of that date.

The following table summarizes additional information about stock options outstanding at June 28, 2008.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00 – $26.81	330,611	5.85	$12.72	267,279	$12.40

As of June 28, 2008, unamortized compensation expense related to stock options and restricted stock under the Plan was $1.7 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen and twenty-six week periods ended June 30, 2007 and June 28, 2008 (in thousands).

	Thirteen week period ended		Twenty-six week period ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Labor	$17	$2	$32	$5
General and administrative expenses	432	270	810	525

Share-based compensation expense included in total costs and expenses	449	272	842	530
Income tax benefit related to share-based compensation	125	105	231	202

Share-based compensation expense related to employee stock options, net of tax	$324	$167	$611	$328

7. Income Taxes

As of June 28, 2008, there have been no material changes to the Company’s uncertain tax position disclosure as provided in the 2007 Annual Report on Form 10-K. The Company does not anticipate any significant changes to the balance of unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

8. Acquisition of The Boathouse Restaurants

On March 30, 2007, the Company acquired all of the operating assets and intellectual property of The Boathouse restaurant brand from The Spectra Group of Great Restaurants, Inc. There were five operating The Boathouse restaurants in the greater Vancouver, British Columbia area, as well as the Port Moody location which was under construction as of March 30, 2007. The Port Moody location was finished and opened October 1, 2007. The aggregate purchase price for The Boathouse restaurants was $14.9 million, including capitalized transaction costs of $0.4 million. No unaudited pro forma data is presented due to the insignificant impact of the acquisition on the Company’s condensed consolidated results of operations.

9. Comprehensive Income

The components of comprehensive income for the thirteen and twenty-six week periods ended June 30, 2007 and June 28, 2008 are as follows (in thousands):

	Thirteen week period ended		Twenty-six week period ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Net income	$4,519	$2,357	$7,764	$2,475
Other comprehensive income (loss):
Foreign currency translation	(6)	105	40	(642)

Total comprehensive income	$4,513	$2,462	$7,804	$1,833

10. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for each of the thirteen week periods ended June 30, 2007 and June 28, 2008.

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

The Company’s primary insurer has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 to 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the charge related to the settlement of class action claims.

12. Impairment/Restructuring Charge

During the second quarter of the fiscal year 2008 we incurred a $452,000 restructuring charge as defined in SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities,” related to the closure of Restaurant K in Washington D.C. The charge was related to exit costs, including our estimated liability on our operating lease that terminates in June 2016. We are attempting to sublease the property to minimize net costs incurred over the remaining term of the lease. All of the leasehold improvements related to Restaurant K were fully impaired as of the end of fiscal year 2007.

13. Net Income Per Share

Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s 2004 Stock Incentive Plan. For the twenty-six week periods ended June 30, 2007 and June 28, 2008, 3,000 and 448,831, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

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

Overview

As of June 28, 2008, we operated 85 restaurants, including 79 restaurants in the United States, of which one was operated pursuant to a management agreement, and six restaurants operated in Canada under The Boathouse name. On June 23, 2008, we closed one restaurant in Washington D.C. The closure resulted in a $452,000 charge related to exit costs, including the estimated liability on early termination of an operating lease that terminates in June 2016.

McCormick & Schmick’s has successfully grown over the past 36 years by offering our customers menus that at most restaurants are printed twice daily with a broad selection of affordable, quality, and fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. McCormick & Schmick’s inviting atmosphere and high quality, diverse menu offering and compelling price-value proposition appeals to a diverse base of casual diners, families, travelers and the business community. Our revenues are primarily generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic which includes advertisements in the USA Today and Crain’s Business Journals, as well as in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to more than 40,000 members since inception in 2006 and our online marketing e-mail club database to over 100,000 customers.

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

The most significant restaurant operating costs are food and beverage costs, labor costs and employee benefit costs. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu twice daily in most of our restaurants, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater restaurant coverage of our vice presidents of operations and regional managers will allow us to leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review and implement strategies to effectively control increases.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 36 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. During the fourth quarter of 2007 we initiated a new steak program to complement our seafood offerings. Under the new program, we increased the range of beef offerings on our menu, upgraded the quality of beef served and implemented new cooking techniques. As a result of the new program, our beef sales have increased to approximately 12% of our entrée sales in the second quarter of 2008 compared to approximately 9% for the second quarter of 2007.

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

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants and The Boathouse restaurants in existing and new markets. Our 2008 plan includes opening eleven domestic restaurants, of which four locations were opened as of June 28, 2008. We also consider acquisitions of additional restaurants or restaurant groups when opportunities are presented. Our stated long term growth target is to grow restaurant units at a prudent pace between 13% and 15% per year. Because of the current macro-economic environment, particularly uncertainty regarding consumer spending, we are only considering locations that project superior return on investment and that we feel possess the following characteristics:

•	Low revenue risk;

•	Low leasing risk and opportunistic leasing terms; or

•	One of a kind first time entry into new markets

Based on this approach, we plan to open eleven new units in 2008, four of which have opened as of the end of the second quarter, and six units in 2009. The 2009 target may change if we find additional locations that follow this strategy.

Financial Performance Overview

The following are results of our financial performance for the thirteen week period ended June 28, 2008 compared to the thirteen week period ended June 30, 2007:

•	Revenues increased 11.2% to $99.7 million from $89.6 million

•	Comparable restaurant sales decreased 4.9%

•	Restaurant pre-opening costs increased to $0.7 million from $0.5 million

•	Operating income decreased to $3.0 million from $6.4 million

•	Net income decreased to $2.4 million from $4.5 million

•	Diluted earnings per share decreased to $0.16 from $0.31, which includes a $452,000 charge for the exit of our “Restaurant K” in Washington D.C.

Thirteen Week Period Ended June 30, 2007 Compared to Thirteen Week Period Ended June 28, 2008

The following table sets forth our operating results from our unaudited condensed consolidated statements of income.

	Thirteen week period ended
	June 30, 2007		June 28, 2008
	(in thousands)
Revenues	$89,646	100.0%	$99,699	100.0%

Restaurant operating costs
Food and beverage	25,825	28.8%	30,038	30.1%
Labor	27,604	30.8%	32,095	32.2%
Operating	13,587	15.2%	15,384	15.4%
Occupancy	7,815	8.7%	9,297	9.3%

Total restaurant operating costs	74,831	83.5%	86,814	87.1%
General and administrative expenses	5,060	5.6%	5,138	5.2%
Restaurant pre-opening costs	479	0.5%	692	0.7%
Depreciation and amortization	2,831	3.2%	3,652	3.7%
Impairment/restructuring charge	—	—	452	0.5%

Total costs and expenses	83,201	92.8%	96,748	97.0%

Operating income	6,445	7.2%	2,951	3.0%
Interest expense (income), net	(104)	(0.1)%	87	0.1%
Other income, net	—	—	(184)	(0.2)%

Income before income taxes	6,549	7.3%	3,048	3.1%
Income tax expense	2,030	2.3%	691	0.7%

Net income	$4,519	5.0%	$2,357	2.4%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	June 30, 2007	June 28, 2008	$	%
	(in thousands)
Revenues	$89,646	$99,699	$10,053	11.2%

Restaurant operating costs
Food and beverage	$25,825	$30,038	$4,213	16.3%
Labor	27,604	32,095	4,491	16.3%
Operating	13,587	15,384	1,797	13.2%
Occupancy	7,815	9,297	1,482	19.0%

Total restaurant operating costs	$74,831	$86,814	$11,983	16.0%

Revenues. Revenues increased $10.1 million, or 11.2%, to $99.7 million in the thirteen week period ended June 28, 2008 from $89.6 million in the thirteen week period ended June 30, 2007. This increase was primarily due to the fourteen restaurants opened since June 30, 2007, which was partially offset by a 4.9% decrease in comparable restaurants sales. The comparable restaurant sales decrease of 4.9% was comprised of a 5.4% decrease in traffic, coupled with a 0.2% decrease due to changes in pricing, which was partially offset by positive changes in product mix of 0.7%.

Food and Beverage Costs. Food and beverage costs increased $4.2 million, or 16.3%, to $30.0 million in the thirteen week period ended June 28, 2008 from $25.8 million in the thirteen week period ended June 30, 2007. This increase was primarily due to the fourteen restaurants opened since June 30, 2007. Food and beverage costs as a percentage of revenues increased to 30.1% in the thirteen week period ended June 28, 2008 from 28.8% in the thirteen week period ended June 30, 2007, primarily due to a higher percentage of new restaurants, which typically run higher food and beverage costs as a percentage of revenues during the first 18 months of operation, as well as inflationary pressures impacting our commodity costs, including the price of fish, poultry, dairy goods, produce and liquor costs.

Labor Costs. Labor costs increased $4.5 million, or 16.3%, to $32.1 million in the thirteen week period ended June 28, 2008 from $27.6 million in thirteen week period ended June 30, 2007. This increase was primarily due to the fourteen restaurants opened since June 30, 2007. Labor costs as a percentage of revenues increased to 32.2% in the thirteen week period ended June 28, 2008 from 30.8% in the thirteen week period ended June 30, 2007, primarily due to deleveraging of revenues, coupled with a higher percentage of new restaurants, which typically have higher labor run rates in the first 18 months of operation. The meaning of deleveraging of revenues as it pertains to us occurs when sales decline and a large portion of the associated costs are fixed; therefore the related costs have a larger impact as a percentage of revenues.

Operating Costs. Operating costs increased $1.8 million, or 13.2%, to $15.4 million in the thirteen week period ended June 28, 2008 from $13.6 million in the thirteen week period ended June 30, 2007. This increase was primarily due to the fourteen restaurants opened since June 30, 2007. Operating costs as a percentage of revenues increased to 15.4% in the thirteen week period ended June 28, 2008 from 15.2% in the thirteen week period ended June 30, 2007, primarily due to increases in utilities and advertising expenses, partially offset by a decrease in general liability insurance costs.

Occupancy Costs. Occupancy costs increased $1.5 million, or 19.0%, to $9.3 million in the thirteen week period ended June 28, 2008 from $7.8 million in the thirteen week period ended June 30, 2007, primarily due to the fourteen restaurants opened since June 30, 2007. Occupancy costs as a percentage of revenues increased to 9.3% in the thirteen week period ended June 28, 2008 from 8.7% in the thirteen week period ended June 30, 2007, primarily due to deleveraging of fixed occupancy costs.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Restructuring Charge

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment/restructuring charge from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	June 30, 2007	June 28, 2008	$	%
		(in thousands)
General and administrative expenses	$5,060	$5,138	$78	1.6%
Restaurant pre-opening costs	479	692	213	44.3%
Depreciation and amortization	2,831	3,652	821	29.0%
Impairment/restructuring charge	—	452	452	100.0%

General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 1.6%, to $5.1 million in the thirteen week period ended June 28, 2008 from $5.1 million in the thirteen week period ended June 30, 2007, primarily due to higher variable compensation and management wages, partially offset by lower legal fees and share-based compensation. General and administrative expenses as a percentage of revenues decreased to 5.2% in the thirteen week period ended June 28, 2008 from 5.6% in the thirteen week period ended June 30, 2007, primarily due to the increase in revenues, coupled with lower legal fees, partially offset by higher variable compensation expense as a percentage of revenues.

Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 to 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for claims under the policy.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $0.2 million, to $0.7 million in the thirteen week period ended June 28, 2008, from $0.5 million in the thirteen week period ended June 30, 2007, primarily due to the timing of restaurant openings and the number of restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 29.0%, to $3.7 million in the thirteen week period ended June 28, 2008 from $2.8 million in the thirteen week period ended June 30, 2007. The increase was primarily due to the fourteen restaurants opened since June 30, 2007. Depreciation and amortization as a percentage of revenues increased to 3.7% in the thirteen week period ended June 28, 2008 from 3.2% in the thirteen week period ended June 30, 2007, primarily due to the fourteen restaurants opened since June 30, 2007, coupled with the deleveraging of comparable sales.

Impairment/Restructuring Charge. A charge in the amount of $0.5 million was taken in the thirteen week period ended June 28, 2008 related to the closure of one of our restaurants, Restaurant K, in Washington D.C. The restructuring charge was related to exit costs, including the estimated liability on our operating lease that terminates in June 2016. We are attempting to sublease the property in order to minimize net costs incurred over the remaining term of the lease. All of the leasehold improvements related to Restaurant K were fully impaired as of the end of fiscal year 2007.

Interest Expense (Income), Net, Other Income, Net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, other income, net, income tax expense and net income from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	June 30, 2007	June 28, 2008	$	%
		(in thousands)
Interest expense (income), net	$(104)	$87	$191	183.6%
Other income, net	—	(184)	(184)	(100.0)%

Income before income taxes	$6,549	$3,048	$(3,501)	(53.5)%
Income tax expense	2,030	691	(1,339)	(66.0)%

Net income	$4,519	$2,357	$(2,162)	(47.8)%

Interest Expense (Income), Net. Interest expense (income), net, was a net interest expense of $0.1 million for the thirteen week period ended June 28, 2008, compared to a net interest income of $0.1 million in the thirteen week period ended June 30, 2007. The change was primarily due to the increased average borrowings outstanding and lower interest income earned on investment balances for the quarter ended June 28, 2008.

Other Income, Net. Other income was $0.2 million for the thirteen week period ended June 28, 2008, due to business interruption insurance proceeds. The business interruption was caused by weather related damage to our location at the CNN Center in Atlanta, GA, which caused the restaurant to close briefly for repairs. The damaged restaurant was repaired and was re-opened and operating as of June 28, 2008. The estimated revenues lost as a result of the business interruption was $0.6 million as of June 28, 2008.

Income Tax Expense. Income tax expense was $0.7 million in the thirteen week period ended June 28, 2008 compared to $2.0 million in the thirteen week period ended June 30, 2007. Income tax expense reflects an estimated effective tax rate of 23.0% compared to 31.0% in the thirteen week period ended June 30, 2007. The decrease in the estimated effective annualized tax rate is primarily due to the estimated tax impact of FICA tax credits being calculated on lower income before income tax.

Net Income. Net income decreased $2.2 million to $2.4 million in the thirteen week period ended June 28, 2008 from net income of $4.5 million in the thirteen week period ended June 30, 2007, primarily due to a decrease in comparable restaurant sales of 4.9%, coupled with lower restaurant operating margins, an increase in depreciation and amortization expense, as well as the restructuring charge of $0.5 million related to the closure of Restaurant K.

Twenty-Six Week Period Ended June 30, 2007 Compared to Twenty-Six Week Period Ended June 28, 2008

The following are results of our financial performance for the twenty-six week period ended June 28, 2008 compared to the twenty-six week period ended June 30, 2007:

•	Revenues increased 12.3% to $192.0 million from $171.1 million

•	Comparable restaurant sales decreased 5.4%

•	Restaurant pre-opening costs increased to $1.9 million from $0.9 million

•	Operating income decreased to $3.4 million from $11.0 million

•	Net income decreased to $2.5 million from $7.8 million

•	Diluted earnings per share decreased to $0.17 from $0.53, which includes a $452,000 charge for the exit of our “Restaurant K” in Washington D.C.

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Twenty-six week period ended
	June 30, 2007		June 28, 2008
	(in thousands)
Revenues	$171,074	100.0%	$192,039	100.0%

Restaurant operating costs
Food and beverage	49,372	28.9%	58,109	30.3%
Labor	53,368	31.2%	62,492	32.5%
Operating	25,740	15.0%	29,885	15.6%
Occupancy	15,301	8.9%	18,095	9.4%

Total restaurant operating costs	143,781	84.0%	168,581	87.8%
General and administrative expenses	9,762	5.7%	10,709	5.6%
Restaurant pre-opening costs	927	0.6%	1,876	1.0%
Depreciation and amortization	5,632	3.3%	7,047	3.7%
Impairment/restructuring charge	—	—	452	0.2%

Total costs and expenses	160,102	93.6%	188,665	98.2%

Operating income	10,972	6.4%	3,374	1.8%
Interest expense (income), net	(280)	(0.2)%	416	0.2%
Other income, net	—	—	(258)	(0.1)%

Income before income taxes	11,252	6.6%	3,216	1.7%
Income tax expense	3,488	2.1%	741	0.4%

Net income	$7,764	4.5%	$2,475	1.3%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 30, 2007	June 28, 2008	$	%
		(in thousands)
Revenues	$171,074	$192,039	$20,965	12.3%

Restaurant operating costs
Food and beverage	$49,372	$58,109	$8,737	17.7%
Labor	53,368	62,492	9,124	17.1%
Operating	25,740	29,885	4,145	16.1%
Occupancy	15,301	18,095	2,794	18.3%

Total restaurant operating costs	$143,781	$168,581	$24,800	17.2%

Revenues. Revenues increased $21.0 million, or 12.3%, to $192.0 million in the twenty-six week period ended June 28, 2008 from $171.1 million in the twenty-six week period ended June 30, 2007. This increase was primarily due to the fourteen restaurants opened since June 30, 2007, which was partially offset by a decrease in comparable restaurant sales of 5.4%. The comparable restaurant sales decrease of 5.4% was comprised of a 6.2% decrease in traffic, partially offset by an increase of 0.4% due to changes in product mix, and an increase in pricing of 0.4%.

Food and Beverage Costs. Food and beverage costs increased $8.7 million, or 17.7%, to $58.1 million in the twenty-six week period ended June 28, 2008 from $49.4 million in the twenty-six week period ended June 30, 2007. This increase was primarily attributable to the fourteen restaurants opened since June 30, 2007. Food and beverage costs as a percentage of revenues increased to 30.3% in the twenty-six week period ended June 28, 2008 from 28.9% in the twenty-six week period ended June 30, 2007, primarily due to the higher mix of new restaurants, which typically run higher food and beverage costs as a percentage of revenues during the first 18 months of operation, as well as inflationary pressures impacting our commodity costs, including the price of fish, poultry, dairy goods, produce and liquor costs.

Labor Costs. Labor costs increased $9.1 million, or 17.1%, to $62.5 million in the twenty-six week period ended June 28, 2008 from $53.4 million in twenty-six week period ended June 30, 2007. This increase was primarily attributable to the fourteen restaurants opened since June 30, 2007. Labor costs as a percentage of revenues increased to 32.5 % in the twenty-six week period ended June 28, 2008 from 31.2% in the twenty-six week period ended June 30, 2007, primarily due to the deleveraging of sales at the comparable restaurants, coupled with the higher mix of new restaurants, which typically run higher labor costs as a percentage of revenues.

Operating Costs. Operating costs increased $4.1 million, or 16.1%, to $29.9 million in the twenty-six week period ended June 28, 2008 from $25.7 million in the twenty-six week period ended June 30, 2007. This increase was primarily attributable to the fourteen restaurants opened since June 30, 2007. Operating costs as a percentage of revenues increased to 15.6% in the twenty-six week period ended June 28, 2008 from 15.0% in the twenty-six week period ended June 30, 2007, primarily due to increases in advertising expense, disposal and utilities expense, and repair and maintenance expense as a percentage of revenues.

Occupancy Costs. Occupancy costs increased $2.8 million, or 18.3%, to $18.1 million in the twenty-six week period ended June 28, 2008 from $15.3 million in the twenty-six week period ended June 30, 2007, primarily due to the fourteen restaurants opened since June 30, 2007. Occupancy costs as a percentage of revenues increased to 9.4% in the twenty-six week period ended June 28, 2008 from 8.9% in the twenty-six week period ended June 30, 2007, primarily due to deleveraging of fixed occupancy costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Restructuring Charge

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment/restructuring charge from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 30, 2007	June 28, 2008	$	%
		(in thousands)
General and administrative expenses	$9,762	$10,709	$947	9.7%
Restaurant pre-opening costs	927	1,876	949	102.3%
Depreciation and amortization	5,632	7,047	1,415	25.1%
Impairment/restructuring charge	—	452	452	100.0%

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 9.7%, to $10.7 million in the twenty-six week period ended June 28, 2008 from $9.8 million in the twenty-six week period ended June 30, 2007, primarily due to the fourteen restaurants opened since June 30, 2007, partially offset by decreased legal fees and share-based compensation. General and administrative expenses as a percentage of revenues decreased to 5.6% in the twenty-six week period ended June 28, 2008 from 5.7% in the twenty-six week period ended June 30, 2007, primarily due to increased revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $0.9 million, or 102.3%, to $1.9 million in the twenty-six week period ended June 28, 2008 from $0.9 million in the twenty-six week period ended June 30, 2007, primarily due to the timing of restaurant openings and restaurants under construction in the twenty-six week period ended June 28, 2008, compared to the twenty-six week period ended June 30, 2007.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 25.1%, to $7.0 million in the twenty-six week period ended June 28, 2008 from $5.6 million in the twenty-six week period ended June 30, 2007. The increase was primarily due to the addition of fourteen restaurants since June 30, 2007. Depreciation and amortization as a percentage of revenues increased to 3.7% in the twenty-six week period ended June 28, 2008 from 3.3% in the twenty-six week period ended June 30, 2007, primarily due to the fourteen restaurants opened since June 30, 2007, coupled with the deleveraging of comparable sales.

Impairment/Restructuring Charge. A restructuring charge in the amount of $0.5 million was taken in the thirteen week period ended June 28, 2008 related to the closure of one of our restaurants, Restaurant K, in Washington D.C.C. The restructuring charge was related to exit costs, including our estimated liability on our operating lease that terminates in June 2016. We are attempting to sublease the property in order to minimize net costs incurred over the remaining term of the lease. All of the leasehold improvements related to Restaurant K were fully impaired as of the end of fiscal year 2007.

Interest Expense (Income), Net, Other Income, Net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, other income, net, income tax expense and net income from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 30, 2007	June 28, 2008	$	%
		(in thousands)
Interest expense (income), net	$(280)	$416	$696	*
Other income, net	—	(258)	(258)	(100.0)%

Income before income taxes	$11,252	$3,216	$(8,036)	(71.4)%
Income tax expense	3,488	741	(2,747)	(78.8)%

Net income	$7,764	$2,475	$(5,289)	(68.1)%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest expense (income), net was a net interest expense of $0.4 million in the twenty-six week period ended June 28, 2008 compared to a net interest income of $0.3 million in the twenty-six week period ended June 30, 2007. This change was primarily due to the increased average borrowings outstanding and lower interest income earned on investment balances for the twenty-six week period ended June 28, 2008.

Other Income, Net. Other income, net was $0.3 million for the twenty-six week period ended June 28, 2008, due to business interruption insurance proceeds. The business interruption was caused by weather related damage to our location at the CNN Center in Atlanta, GA, which caused the restaurant to close briefly for repairs. The damaged restaurant was repaired and was re-opened and operating as of June 28, 2008. The estimated revenues lost as a result of the business interruption was $0.6 million as of June 28, 2008.

Income Tax Expense. Income tax expense was $0.7 million in the twenty-six week period ended June 28, 2008, which reflects an estimated effective annualized tax rate of 23.0%. In the twenty-six week period ended June 30, 2007, income tax expense was $3.5 million, which reflects an estimated effective annualized tax rate of 31.0%. The decrease in the estimated effective tax rate is primarily attributable to the FICA credits being calculated on lower pre-tax income.

Net Income. Net income decreased $5.3 million to $2.5 million in the twenty-six week period ended June 28, 2008, compared to net income of $7.8 million in the twenty-six week period ended June 30, 2007, primarily due to a decrease in comparable restaurant sales, coupled with lower restaurant operating margins, an increase in restaurant pre-opening costs and the restructuring charge related to the closure of Restaurant K.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under credit facilities. Our main sources of cash have been borrowings under our credit facility, net cash provided by operating activities, cash from tenant improvement allowances, and issuance of common stock. The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows:

	Twenty-six week period ended
	June 30, 2007	June 28, 2008
	(in thousands)
Net cash provided by operating activities	$16,004	$10,304
Net cash used in investing activities	(30,143)	(29,370)
Net cash provided by financing activities	12,915	14,803
Effect of exchange rate changes on cash and cash equivalents	40	(70)

Net decrease in cash and cash equivalents	$(1,184)	$(4,333)

The change in net cash provided by operating activities of $10.3 million in the twenty-six week period ended June 28, 2008 compared to net cash provided by operating activities of $16.0 million in the twenty-six week period ended June 30, 2007 was primarily due to the change in net income between periods of $5.3 million.

Net cash used in investing activities was $29.4 million in the twenty-six week period ended June 28, 2008 compared to $30.1 million in the twenty-six week period ended June 30, 2007. We use cash primarily for equipment purchases and construction costs related to new restaurant openings, to purchase restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities decreased between twenty-six week periods primarily due our purchase in March 2007 of all the assets of The Boathouse Restaurants for $14.9 million, including capitalized transaction costs of $0.4 million. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $14.8 million in the twenty-six week period ended June 28, 2008 compared to $12.9 million in the twenty-six week period ended June 30, 2007. Net cash provided by financing activities was primarily due to the borrowings on our revolving credit facility related to the amounts paid for construction of new restaurant openings during the twenty-six week period ended June 28, 2008 and restaurants we plan to open during the fiscal year 2008. Net cash provided by financing activities for the twenty-six week period ended June 30, 2007 was primarily the result of borrowings under our revolving credit facility related to the amounts paid for construction of new restaurant openings, coupled with the acquisition of The Boathouse restaurants.

On December 28, 2007, we amended our existing senior credit facility to, among other things, increase the availability under the facility to $150.0 million, and up to $200.0 million at our request if specified conditions are met. As of June 28, 2008, there was an outstanding balance on our revolving credit facility of $23.5 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. Under our revolving credit facility agreement, we are subject to certain financial and non-financial covenants, including an adjusted leverage ratio, a consolidated fixed charge coverage ratio, and growth capital expenditures limitations. We were in compliance with these covenants as of June 28, 2008.

Under our revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of June 28, 2008 the maximum exposure under these standby letters of credit was $3.0 million. At June 28, 2008 we had $123.5 million available under our revolving credit facility.

On July 30, 2008, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions.

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

Impairment/Restructuring Charge

During the second quarter of the fiscal year 2008 we incurred a charge as defined in SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities,” related to the closure of Restaurant K in Washington D.C. The charge was related to exit costs, including our estimated liability on our operating lease that terminates in June 2016. We are attempting to sublease the property in order to minimize net costs incurred over the remaining term of the lease. All of the leasehold improvements related to Restaurant K were fully impaired as of the end of fiscal year 2007.

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

In our most recent impairment evaluation for long-lived assets, we identified assets at three restaurant locations that were determined to be impaired as of December 29, 2007. We recorded an impairment charge of $5.4 million related to the impairment of fixtures, equipment, and leasehold improvements. Two of the three locations are currently operating and management is evaluating whether or not we will continue to operate the remaining identified restaurants.

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

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 to 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for claims under the policy. See PART II. OTHER INFORMATION—ITEM 1. LEGAL PROCEEDINGS.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Operating Leases

We generally operate our restaurants in leased premises. We record the minimum base rents for our operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date we obtain control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases we only have the right to exercise our option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when we determine, at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is reasonably assured. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. We receive certain tenant improvement allowances which are recorded either as a deferred rent liability or as an obligation, and are included in other long-term liabilities. Tenant improvement allowances which are considered lease incentives, are amortized as reduction of rent expense over the lease term. Accordingly, we have recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $14.9 million and $16.4 million as of December 29, 2007 and June 28, 2008, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components are recorded during the construction period as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of June 28, 2008, there was an outstanding balance of $23.5 million under our revolving credit facility. As of June 28, 2008, the Company’s effective interest rate on its borrowings was 4.1%. A hypothetical 40 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

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

In 2006, we were named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. We contested the claims and negotiated with the plaintiffs to reach a settlement. In February 2008, we negotiated a resolution of the claims with the private plaintiffs and the parties submitted the settlement to the Court for approval. The negotiated settlement includes a monetary settlement and some changes to the Company’s hiring and employment practices. We recorded a $2.2 million charge in fiscal 2007 for the pending settlement of the claims. We do not anticipate the changes to our hiring and employment practices in connection with the settlement will significantly affect our operations. The settlement was approved by the court, and the settlement amount was paid, in April 2008.

Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in 2005-2008 are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims.

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

We opened seven company-owned restaurants in 2006, and in 2007 we opened twelve company-owned restaurants and acquired five The Boathouse restaurants in March 2007. We plan to open eleven company-owned restaurants in 2008, of which we have opened four as of June 28, 2008. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

The results achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. The failure of our existing or new restaurants to perform as predicted could result in an impairment charge, which could negatively impact our results of operations. In 2007, we recorded an impairment charge of $5.4 million related to long lived assets at three of our existing restaurants, and in the second quarter of 2008, we took an additional $452,000 charge related to the closure of a restaurant in Washington, D.C.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes litigation in California and possibly similar future claims. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for claims under the policy, see PART II. OTHER INFORMATION—ITEM 1. LEGAL PROCEEDINGS. We may not succeed in our planned contest of our insurer’s conclusion. If we are unsuccessful, and if our insurer determines that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

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

Macro-economic trends in the U.S. and Canadian economy could impact the costs of our raw materials as well the cost of transportation of our supplies, making products more difficult and more expensive and ultimately affect our revenues.

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

Our Annual Meeting of Stockholders was held on May 22, 2008 in Portland, Oregon. A total of 14,423,729 shares were present or represented by proxy at the meeting, representing approximately 97% of the shares outstanding as of the May 22, 2008 record date. The only matters submitted for a vote was the election of seven nominees to serve as directors and the ratification of PricewaterhouseCoopers LLP as our independent public accounting firm for 2008. The seven nominees were elected as follows:

	For	Against	Abstain
Douglas L. Schmick	14,286,780	136,846	103
Emanuel N. Hilario	14,030,989	389,895	2,845
Elliott H. Jurgensen, Jr.	14,393,959	25,974	3,796
J. Rice Edmonds	14,112,143	307,790	3,796
David B. Pittaway	14,044,187	375,211	4,331
James R. Parish	14,034,560	385,273	3,896
Jeffrey D. Klein	14,104,553	315,380	3,796

PricewaterhouseCoopers LLP was ratified as our independent public accounting firm for 2008 as follows:

For	Against	Abstain
14,381,241	41,325	1,163

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Items identified with an asterisk (*) are management contracts or compensatory plan arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated February 14, 2008)

10.1 *	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended March 29, 2008)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 6, 2008