Form 10-Q
period 2008-09-27
McCormick & Schmicks Seafood Restaurants Inc.
filed 2008-11-06
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 14,721,047 shares of common stock outstanding as of September 26, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 29, 2007	September 27, 2008
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,343	$3,573
Trade accounts receivable, net	10,135	9,704
Tenant improvement allowance receivables	7,663	4,734
Income tax receivable	1,736	209
Inventories	5,997	6,288
Prepaid expenses and other current assets	3,939	5,583
Deferred income taxes	5,206	1,003

Total current assets	42,019	31,094
Property and equipment, net	156,956	184,025
Trademarks and other assets	58,899	58,812
Goodwill	27,769	27,363

Total assets	$285,643	$301,294

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,158	$22,818
Accrued expenses	33,668	28,533
Capital lease obligations, current portion	3,107	2,949

Total current liabilities	60,933	54,300
Revolving credit facility	13,000	27,500
Deferred rent and other long-term liabilities	21,392	29,473
Deferred income taxes	11,521	7,863

Total liabilities	106,846	119,136

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,685 and 14,721 shares issued and outstanding	15	15
Additional paid in capital	146,918	147,562
Accumulated other comprehensive income	2,828	1,710
Retained earnings	29,036	32,871

Total stockholders’ equity	178,797	182,158

Total liabilities and stockholders’ equity	$285,643	$301,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Thirty-nine week period ended
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008
Revenues	$88,095	$99,897	$259,170	$291,937

Restaurant operating costs
Food and beverage	25,668	30,117	75,040	88,226
Labor	28,373	32,403	81,741	94,895
Operating	13,899	15,674	39,639	45,559
Occupancy	8,001	9,263	23,301	27,358

Total restaurant operating costs	75,941	87,457	219,721	256,038
General and administrative expenses	4,658	5,169	14,420	15,881
Restaurant pre-opening costs	2,097	1,460	3,025	3,335
Depreciation and amortization	2,952	3,932	8,584	10,978
Impairment/restructuring charge (Note 12)	—	—	—	452

Total costs and expenses	85,648	98,018	245,750	286,684

Operating income	2,447	1,879	13,420	5,253
Interest expense (income), net	(70)	278	(349)	694
Other (income), net	—	(50)	—	(308)

Income before income taxes	2,517	1,651	13,769	4,867
Income tax expense	477	291	3,965	1,032

Net income	$2,040	$1,360	$9,804	$3,835

Net income per share
Basic	$0.14	$0.09	$0.67	$0.26
Diluted	$0.14	$0.09	$0.66	$0.26
Shares used in computing net income per share
Basic	14,639	14,716	14,530	14,702
Diluted	14,817	14,721	14,767	14,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirty-nine week period ended
	September 29, 2007	September 27, 2008
Operating activities
Net income	$9,804	$3,835
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,584	10,978
Deferred income taxes	1,687	886
Share based compensation	1,129	829
Changes in operating assets and liabilities
Trade accounts receivable, net	(3,753)	401
Tenant improvement allowance receivables	(4,246)	2,929
Income tax receivable	—	1,527
Inventories	(920)	(318)
Prepaid expenses and other current assets	(3,819)	(1,660)
Accounts payable	336	(1,271)
Accrued expenses	3,682	(5,389)
Other long-term liabilities	1,652	2,029

Net cash provided by operating activities	14,136	14,776

Investing activities
Purchase of property and equipment	(30,011)	(38,491)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	(14,481)	—
Decrease (increase) in other assets	98	(367)

Net cash used in investing activities	(44,394)	(38,858)

Financing activities
Increase in book overdraft	6,108	—
Borrowings made on revolving credit facility	9,000	106,000
Payments made on revolving credit facility	—	(91,500)
Payments made on capital lease obligations	(291)	(28)
Proceeds from stock options exercised	4,108	—
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	—	6,029
Deemed landlord financing payments	—	(50)
Excess tax benefits from share based compensation	1,714	(69)

Net cash provided by financing activities	20,639	20,382

Effect of exchange rate changes on cash and cash equivalents	53	(70)

Net decrease in cash and cash equivalents	(9,566)	(3,770)
Cash and cash equivalents, beginning of period	10,553	7,343

Cash and cash equivalents, end of period	$987	$3,573

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$298	$755
Income taxes	$3,762	$648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading seafood restaurant operator in the affordable upscale dining segment. As of September 27, 2008, the Company operated 89 restaurants, including 83 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants operated in Canada under The Boathouse name.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the thirteen and thirty-nine week periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2008.

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

The Company receives certain tenant improvement allowances which are recorded either as a deferred rent liability or as a landlord financing liability, and are included in other long-term liabilities. Tenant improvement allowances which are considered lease incentives are amortized as reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $20.4 million and $22.4 million as of December 29, 2007 and September 27, 2008, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

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

5. Long-Term Debt and Standby Letters of Credit

On December 28, 2007, the Company amended its existing senior credit facility to, among other things, increase the maximum availability under the facility to $150.0 million and up to $200.0 million at the Company’s request if specified conditions are met.

As of September 27, 2008, the outstanding balance on the Company’s revolving credit facility was $27.5 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of September 27, 2008, the Company’s effective interest rate on its borrowings was 4.1%. Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum capital expenditure amount. The Company was in compliance with these covenants as of September 27, 2008.

Under the Company’s revolving credit facility agreement, borrowings are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 27, 2008, the maximum exposure under these standby letters of credit was $3.0 million. As of September 27, 2008, the Company had a maximum of $119.5 million available under its revolving credit facility, subject to its financial covenants.

6. Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for both the thirteen week period ended September 29, 2007 and September 27, 2008 was $0.3 million.

The fair value of the Company’s stock options was estimated using the following assumptions:

Thirteen and Thirty-nine week periods ended September 29, 2007 (1)
Expected volatility	24.8%
Option life	10 years
Expected term	5.5 years
Estimated forfeiture rate	14%
Risk-free interest rate	3.9%
Dividend yield	0%

(1) - The Company has not granted any options during the first three quarters of fiscal year 2008.

As of September 27, 2008, options to acquire a total of 904,600 shares of the Company’s common stock had been granted under the Company’s 2004 Stock Incentive Plan (the “Plan”) at an average grant price of $12.35. As of September 27, 2008, there were 325,977 options outstanding, of which 262,645 were exercisable.

The Company has issued 227,620 shares of restricted stock at an average price of $18.70 from the Plan to employees and executive officers. Grants are issued at fair market value on the date of the grant. One-third of the restricted stock grants vest on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. In April 2008, the Company issued 15,765 shares of restricted stock to the independent members of the Board of Directors at a price equal to $11.10, the fair market value of the stock on the date of grant. The restricted stock granted vests one year from the date of grant, if the Director is still serving the Company as of the anniversary date. As of September 27, 2008, there were 115,388 shares of restricted stock outstanding.

Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company. There were no options granted in the quarter ended September 27, 2008.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of September 27, 2008 there were 499,938 shares reserved to be granted pursuant to the Plan.

The following table summarizes the status of the Company’s share-based compensation plans, including stock options and restricted stock grants, as of September 27, 2008.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 29, 2007	337,277	$12.94	73,322	410,599
Awards granted	—	—	85,620	85,620	$756,881
Awards exercised	—	—	36,056	36,056	362,690
Awards forfeited	11,300	22.62	7,498	18,798	66,282

Outstanding at September 27, 2008	325,977	$12.61	115,388	441,365	$1,020,030

Exercisable at September 27, 2008	262,645	$12.26	—	262,645	$—

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price of $8.84 as of September 27, 2008 and the exercise price multiplied by the number of options outstanding as of that date. In the case of the restricted stock the aggregate intrinsic value is calculated using the closing price of the stock as of September 27, 2008 multiplied by the number of shares outstanding as of that date.

The following table summarizes additional information about stock options outstanding at September 27, 2008.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$12.00 –$26.81	325,977	5.55	$12.61	262,645	$12.25

As of September 27, 2008, unamortized compensation expense related to stock options and restricted stock under the Plan was $1.3 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen and thirty-nine week periods ended September 29, 2007 and September 27, 2008 (in thousands).

	Thirteen week period ended		Thirty-nine week period ended
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008
Labor	$6	$2	$38	$7
General and administrative expenses	281	304	1,091	822

Share-based compensation expense included in total costs and expenses	287	306	1,129	829
Income tax benefit related to share-based compensation	98	118	329	318

Share-based compensation expense related to employee stock options, net of tax	$189	$188	$800	$511

7. Income Taxes

As of September 27, 2008, there had been no material changes to the Company’s uncertain tax position disclosure as provided in the 2007 Annual Report on Form 10-K. The Company does not anticipate any significant changes to the balance of unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

8. Acquisition of The Boathouse Restaurants

On March 30, 2007, the Company acquired all of the operating assets and intellectual property of The Boathouse restaurant brand from The Spectra Group of Great Restaurants, Inc. There were five operating The Boathouse restaurants in the greater Vancouver, British Columbia area, and the Port Moody location which was under construction as of March 30, 2007. The Port Moody restaurant opened October 1, 2007. The aggregate purchase price for The Boathouse restaurants was $14.9 million, including capitalized transaction costs of $0.4 million. No unaudited pro forma data is presented due to the insignificant impact of the acquisition on the Company’s condensed consolidated results of operations.

9. Comprehensive Income

The components of comprehensive income for the thirteen and thirty-nine week periods ended September 29, 2007 and September 27, 2008 are as follows (in thousands):

	Thirteen week period ended		Thirty-nine week period ended
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008
Net income	$2,040	$1,360	$9,804	$3,835
Other comprehensive income (loss) - Foreign currency translation	14	(476)	53	(1,118)

Total comprehensive income	$2,054	$884	$9,857	$2,717

10. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.3 million for each of the thirteen week periods ended September 29, 2007 and September 27, 2008.

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

The Company’s primary insurer has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 to 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into consideration in connection with its accounting for such claims.

12. Impairment/Restructuring Charge

During the second quarter of the fiscal year 2008 the Company incurred a $452,000 restructuring charge as defined in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” related to the closure of Restaurant K in Washington D.C. The charge was related to exit costs, including the estimated liability on the Company’s operating lease that terminates in June 2016. The Company is attempting to sublease the property to minimize net costs incurred over the remaining term of the lease. All of the leasehold improvements related to Restaurant K were fully impaired as of the end of fiscal year 2007.

13. Net Income Per Share

Net income per share is computed in accordance with SFAS 128, “Earnings per Share”. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s 2004 Stock Incentive Plan. For the thirteen and thirty-nine week periods ended September 29, 2007 and September 27, 2008, 3,000 and 325,977, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

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

Overview

As of September 27, 2008, we operated 89 restaurants, including 83 restaurants in the United States, of which one was operated pursuant to a management agreement, and six restaurants operated in Canada under The Boathouse name. On June 23, 2008, we closed one restaurant in Washington D.C. The closure resulted in a $452,000 charge related to exit costs, including the estimated liability on early termination of an operating lease that terminates in June 2016.

McCormick & Schmick’s has successfully grown over the past 36 years by offering our customers menus that, at most restaurants, are printed twice daily with a broad selection of affordable, quality, and fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. McCormick & Schmick’s inviting atmosphere and high quality, diverse menu offering and compelling price-value proposition appeals to a diverse base of casual diners, families, travelers and the business community. Our revenues are primarily generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic which includes advertisements in USA Today and Crain’s Business Journals, as well as in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to more than 54,000 members since inception in 2006 and our online marketing e-mail club database to over 118,000 customers.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 36 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. During the fourth quarter of 2007 we initiated a new steak program to complement our seafood offerings. Under the new program, we increased the range of beef offerings on our menu, upgraded the quality of beef served and implemented new cooking techniques. As a result of the new program, our beef sales have increased to approximately 14% of our entrée sales in the third quarter of 2008 compared to approximately 8% in the third quarter of 2007. We have also been highlighting our offerings of wild fish and are giving the most affluent customers the opportunity to trade up in product mix which has been positively affecting our average check. We will continue this in the fourth quarter of 2008 by offering Alaskan King Crab legs direct from the boat “Early Dawn” featured on the hit TV show “The Deadliest Catch”.

We have successfully expanded our McCormick & Schmick’s Seafood Restaurant concept throughout the United States and have competed effectively with national and regional restaurant chains and with local restaurant operators. We have continued to utilize our size and experience to maximize our purchasing power, closely monitor our costs, and take advantage of areas where we feel we can trim costs without affecting the guest experience.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants and The Boathouse restaurants in existing and new markets. We also consider acquisitions of additional restaurants or restaurant groups when opportunities are presented. Our stated long term growth target is to grow restaurant units at a prudent pace between 13% and 15% per year. Because of the current environment, particularly uncertainty regarding consumer spending, and in line with our disciplined capital utilization, we are being more cautious when selecting new restaurant locations and are only accepting locations that provide for superior return on investments and provide for low revenue risk, low leasing risk, and favorable lease terms.

We plan to open eleven new units in 2008, eight of which have opened as of the end of the third quarter, and five to six units in 2009. Of the five to six units planned for 2009, we have five signed leases.

As part of our Board of Director’s executive succession planning responsibilities to identify Doug Schmick’s replacement as CEO, the Board of Director’s have identified a qualified candidate and we expect that the hiring process will conclude shortly. Doug Schmick is expected to continue in his position as Chairman of the Board and to remain employed by us, focusing on strategic initiatives.

Financial Performance Overview

The following are results of our financial performance for the thirteen week period ended September 27, 2008 compared to the thirteen week period ended September 29, 2007:

•	Revenues increased 13.4% to $99.9 million from $88.1 million

•	Comparable restaurant sales decreased 5.5%

•	Restaurant pre-opening costs decreased to $1.5 million from $2.1 million

•	Operating income decreased to $1.9 million from $2.4 million

•	Net income decreased to $1.4 million from $2.0 million

•	Diluted earnings per share decreased to $0.09 from $0.14.

Thirteen Week Period Ended September 29, 2007 Compared to Thirteen Week Period Ended September 27, 2008

The following table sets forth our operating results from our unaudited condensed consolidated statements of income.

	Thirteen week period ended
	September 29, 2007		September 27, 2008
	(in thousands)
Revenues	$88,095	100.0%	$99,897	100.0%

Restaurant operating costs
Food and beverage	25,668	29.1%	30,117	30.1%
Labor	28,373	32.2%	32,403	32.4%
Operating	13,899	15.8%	15,674	15.7%
Occupancy	8,001	9.1%	9,263	9.3%

Total restaurant operating costs	75,941	86.2%	87,457	87.5%
General and administrative expenses	4,658	5.3%	5,169	5.2%
Restaurant pre-opening costs	2,097	2.4%	1,460	1.5%
Depreciation and amortization	2,952	3.3%	3,932	3.9%

Total costs and expenses	85,648	97.2%	98,018	98.1%

Operating income	2,447	2.8%	1,879	1.9%
Interest expense (income), net	(70)	(0.1)%	278	0.3%
Other (income), net	—	—	(50)	(0.1)%

Income before income taxes	2,517	2.9%	1,651	1.7%
Income tax expense	477	0.6%	291	0.3%

Net income	$2,040	2.3%	$1,360	1.4%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	September 29, 2007	September 27, 2008	$	%
	(in thousands)
Revenues	$88,095	$99,897	$11,802	13.4%

Restaurant operating costs
Food and beverage	$25,668	$30,117	$4,449	17.3%
Labor	28,373	32,403	4,030	14.2%
Operating	13,899	15,674	1,775	12.8%
Occupancy	8,001	9,263	1,262	15.8%

Total restaurant operating costs	$75,941	$87,457	$11,516	15.2%

Revenues. Revenues increased $11.8 million, or 13.4%, to $99.9 million in the thirteen week period ended September 27, 2008 from $88.1 million in the thirteen week period ended September 29, 2007. This increase was primarily due to the thirteen restaurants opened since September 29, 2007, which was partially offset by a 5.5% decrease in comparable restaurants sales. We estimate that our 5.5% decrease in comparable restaurant sales was a result of a 9.8% decrease in traffic, which was partially offset by increased pricing of 3.0% and an increase of 1.3% due to changes in product mix.

Food and Beverage Costs. Food and beverage costs increased $4.4 million, or 17.3%, to $30.1 million in the thirteen week period ended September 27, 2008 from $25.7 million in the thirteen week period ended September 29, 2007. This increase was primarily due to the thirteen restaurants opened since September 29, 2007. Food and beverage costs as a percentage of revenues increased to 30.1% in the thirteen week period ended September 27, 2008 from 29.1% in the thirteen week period ended September 29, 2007, primarily due to a higher mix of new restaurants, which typically run higher food and beverage costs as a percentage of revenues during the first 18 months of operation, as well as inflationary pressures impacting our commodity costs, including the price of fish, poultry, dairy goods, produce and liquor.

Labor Costs. Labor costs increased $4.0 million, or 14.2%, to $32.4 million in the thirteen week period ended September 27, 2008 from $28.4 million in thirteen week period ended September 29, 2007. This increase was primarily due to the thirteen restaurants opened since September 29, 2007. Labor costs as a percentage of revenues increased to 32.4% in the thirteen week period ended September 27, 2008 from 32.2% in the thirteen week period ended September 29, 2007, primarily due to deleveraging of fixed labor costs at the comparable restaurants, coupled with the higher mix of new restaurants, which typically have higher labor run rates in the first 18 months of operation. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs increased $1.8 million, or 12.8%, to $15.7 million in the thirteen week period ended September 27, 2008 from $13.9 million in the thirteen week period ended September 29, 2007. This increase was primarily due to the thirteen restaurants opened since September 29, 2007. Operating costs as a percentage of revenues decreased to 15.7% in the thirteen week period ended September 27, 2008 from 15.8% in the thirteen week period ended September 29, 2007, primarily due to lower advertising expense as a percentage of revenues.

Occupancy Costs. Occupancy costs increased $1.3 million, or 15.8%, to $9.3 million in the thirteen week period ended September 27, 2008 from $8.0 million in the thirteen week period ended September 29, 2007, primarily due to the thirteen restaurants opened since September 29, 2007. Occupancy costs as a percentage of revenues increased to 9.3% in the thirteen week period ended September 27, 2008 from 9.1% in the thirteen week period ended September 29, 2007, primarily due to deleveraging of fixed occupancy costs.

General and Administrative Expenses, Restaurant Pre-Opening Costs, and Depreciation and Amortization

The following table sets forth general and administrative expenses, restaurant pre-opening costs, and depreciation and amortization from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	September 29, 2007	September 27, 2008	$	%
		(in thousands)
General and administrative expenses	$4,658	$5,169	$511	11.0%
Restaurant pre-opening costs	2,097	1,460	(637)	(30.4)%
Depreciation and amortization	2,952	3,932	980	33.2%

General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 11.0%, to $5.2 million in the thirteen week period ended September 27, 2008 from $4.7 million in the thirteen week period ended September 29, 2007, primarily due to the thirteen company-owned restaurants added since September 29, 2007. General and administrative expenses as a percentage of revenues decreased to 5.2% in the thirteen week period ended September 27, 2008 from 5.3% in the thirteen week period ended September 29, 2007, primarily due to the increase in revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.6 million, to $1.5 million in the thirteen week period ended September 27, 2008 from $2.1 million in the thirteen week period ended September 29, 2007, primarily due to the timing of restaurant openings and the number of restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 33.2%, to $3.9 million in the thirteen week period ended September 27, 2008 from $3.0 million in the thirteen week period ended September 29, 2007. The increase was primarily due to the thirteen restaurants opened since September 29, 2007. Depreciation and amortization as a percentage of revenues increased to 3.9% in the thirteen week period ended September 27, 2008 from 3.3% in the thirteen week period ended September 29, 2007, primarily due to the thirteen restaurants opened since September 29, 2007, coupled with the deleveraging of comparable sales.

Interest Expense (income), Net, Other Income, Net, Income Tax Expense and Net Income

The following table sets forth interest expense (income), net, other income, net, income tax expense and net income from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	September 29, 2007	September 27, 2008	$	%
		(in thousands)
Interest expense (income), net	$(70)	$278	$348	*
Other (income), net	—	(50)	(50)	(100.0)%

Income before income taxes	$2,517	$1,651	$(866)	(34.5)%
Income tax expense	477	291	(186)	(39.0)%

Net income	$2,040	$1,360	$(680)	(33.3)%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest expense, net, was a net interest expense of $0.3 million for the thirteen week period ended September 27, 2008, compared to a net interest income of $0.1 million in the thirteen week period ended September 29, 2007. The change was primarily due to the increased average borrowings outstanding and lower interest income earned on investment balances for the quarter ended September 27, 2008.

Other Income, Net. Other income was $0.1 million for the thirteen week period ended September 27, 2008, due to business interruption insurance proceeds. The business interruption was caused by weather related damage to our location at the CNN Center in Atlanta, GA, which caused the restaurant to close briefly for repairs. The damaged restaurant was repaired and was operating as of September 27, 2008. The estimated year-to-date revenues lost as a result of the business interruption was $0.7 million as of September 27, 2008.

Income Tax Expense. Income tax expense was $0.3 million in the thirteen week period ended September 27, 2008 compared to $0.5 million in the thirteen week period ended September 29, 2007. Income tax expense reflects an estimated annual effective tax rate of 21.2% compared to 28.8% in the thirteen week period ended September 29, 2007. The decrease in the estimated effective annualized tax rate is primarily due to the estimated tax impact of FICA tax credits being calculated on lower income before income tax.

Net Income. Net income decreased $0.7 million to $1.4 million in the thirteen week period ended September 27, 2008 from net income of $2.0 million in the thirteen week period ended September 29, 2007, primarily due to a decrease in comparable restaurant sales of 5.5%, coupled with lower restaurant operating margins, and increases in interest expense and depreciation and amortization expense.

Thirty-nine Week Period Ended September 29, 2007 Compared to Thirty-nine Week Period Ended September 27, 2008

The following are results of our financial performance for the thirty-nine week period ended September 27, 2008 compared to the thirty-nine week period ended September 29, 2007:

•	Revenues increased 12.6% to $291.9 million from $259.2 million

•	Comparable restaurant sales decreased 5.3%

•	Restaurant pre-opening costs increased to $3.3 million from $3.0 million

•	Operating income decreased to $5.2 million from $13.4 million

•	Net income decreased to $3.8 million from $9.8 million

•	Diluted earnings per share decreased to $0.26 from $0.66

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirty-nine week period ended
	September 29, 2007		September 27, 2008
	(in thousands)
Revenues	$259,170	100.0%	$291,937	100.0%

Restaurant operating costs
Food and beverage	75,040	29.0%	88,226	30.2%
Labor	81,741	31.5%	94,895	32.5%
Operating	39,639	15.3%	45,559	15.6%
Occupancy	23,301	9.0%	27,358	9.4%

Total restaurant operating costs	219,721	84.8%	256,038	87.7%
General and administrative expenses	14,420	5.5%	15,881	5.4%
Restaurant pre-opening costs	3,025	1.2%	3,335	1.1%
Depreciation and amortization	8,584	3.3%	10,978	3.8%
Impairment/restructuring charge	—	—	452	0.2%

Total costs and expenses	245,750	94.8%	286,684	98.2%

Operating income	13,420	5.2%	5,253	1.8%
Interest expense (income), net	(349)	(0.1)%	694	0.2%
Other (income), net	—	—	(308)	(0.1)%

Income before income taxes	13,769	5.3%	4,867	1.7%
Income tax expense	3,965	1.5%	1,032	0.4%

Net income	$9,804	3.8%	$3,835	1.3%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 29, 2007	September 27, 2008	$	%
		(in thousands)
Revenues	$259,170	$291,937	$32,767	12.6%

Restaurant operating costs
Food and beverage	$75,040	$88,226	$13,186	17.6%
Labor	81,741	94,895	13,154	16.1%
Operating	39,639	45,559	5,920	14.9%
Occupancy	23,301	27,358	4,057	17.4%

Total restaurant operating costs	$219,721	$256,038	$36,317	16.5%

Revenues. Revenues increased $32.8 million, or 12.6%, to $291.9 million in the thirty-nine week period ended September 27, 2008 from $259.2 million in the thirty-nine week period ended September 29, 2007. This increase was primarily due to the thirteen restaurants opened since September 29, 2007, which was partially offset by a decrease in comparable restaurant sales of 5.3%. We estimate that our 5.3% decrease in comparable restaurant sales was a result of a 7.3% decrease in traffic, which was partially offset by positive pricing of 1.4% and an increase of 0.6% due to changes in product mix.

Food and Beverage Costs. Food and beverage costs increased $13.2 million, or 17.6%, to $88.2 million in the thirty-nine week period ended September 27, 2008 from $75.0 million in the thirty-nine week period ended September 29, 2007. This increase was primarily attributable to the thirteen restaurants opened since September 29, 2007. Food and beverage costs as a percentage of revenues increased to 30.2% in the thirty-nine week period ended September 27, 2008 from 29.0% in the thirty-nine week period ended September 29, 2007, primarily due to the higher mix of new restaurants, which typically run higher food and beverage costs as a percentage of revenues during the first 18 months of operation, as well as inflationary pressures impacting our commodity costs, including the price of fish, poultry, dairy goods, produce and liquor.

Labor Costs. Labor costs increased $13.2 million, or 16.1%, to $94.9 million in the thirty-nine week period ended September 27, 2008 from $81.7 million in thirty-nine week period ended September 29, 2007. This increase was primarily attributable to the thirteen restaurants opened since September 29, 2007. Labor costs as a percentage of revenues increased to 32.5% in the thirty-nine week period ended September 27, 2008 from 31.5% in the thirty-nine week period ended September 29, 2007, primarily due to the deleveraging of fixed labor costs at the comparable restaurants, coupled with the higher mix of new restaurants, which typically run higher labor costs as a percentage of revenues.

Operating Costs. Operating costs increased $5.9 million, or 14.9%, to $45.6 million in the thirty-nine week period ended September 27, 2008 from $39.6 million in the thirty-nine week period ended September 29, 2007. This increase was primarily attributable to the thirteen restaurants opened since September 29, 2007. Operating costs as a percentage of revenues increased to 15.6% in the thirty-nine week period ended September 27, 2008 from 15.3% in the thirty-nine week period ended September 29, 2007, primarily due to increases in utilities costs.

Occupancy Costs. Occupancy costs increased $4.1 million, or 17.4%, to $27.4 million in the thirty-nine week period ended September 27, 2008 from $23.3 million in the thirty-nine week period ended September 29, 2007, primarily due to the thirteen restaurants opened since September 29, 2007. Occupancy costs as a percentage of revenues increased to 9.4% in the thirty-nine week period ended September 27, 2008 from 9.0% in the thirty-nine week period ended September 29, 2007, primarily due to deleveraging of fixed occupancy costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Restructuring Charge

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment/restructuring charge from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 29, 2007	September 27, 2008	$	%
		(in thousands)
General and administrative expenses	$14,420	$15,881	$1,461	10.1%
Restaurant pre-opening costs	3,025	3,335	310	10.2%
Depreciation and amortization	8,584	10,978	2,394	27.9%
Impairment/restructuring charge	—	452	452	100.0%

General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 10.1%, to $15.9 million in the thirty-nine week period ended September 27, 2008 from $14.4 million in the thirty-nine week period ended September 29, 2007, primarily due to the thirteen restaurants opened since September 29, 2007, partially offset by decreased legal fees and share-based compensation. General and administrative expenses as a percentage of revenues decreased to 5.4% in the thirty-nine week period ended September 27, 2008 from 5.5% in the thirty-nine week period ended September 29, 2007, primarily due to decreased legal fees.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased $0.3 million, or 10.2%, to $3.3 million in the thirty-nine week period ended September 27, 2008 from $3.0 million in the thirty-nine week period ended September 29, 2007, primarily due to the timing of restaurant openings and restaurants under construction in the thirty-nine week period ended September 27, 2008, compared to the thirty-nine week period ended September 29, 2007.

Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 27.9%, to $11.0 million in the thirty-nine week period ended September 27, 2008 from $8.6 million in the thirty-nine week period ended September 29, 2007. The increase was primarily due to the addition of thirteen restaurants since September 29, 2007. Depreciation and amortization as a percentage of revenues increased to 3.8% in the thirty-nine week period ended September 27, 2008 from 3.3% in the thirty-nine week period ended September 29, 2007, primarily due to the thirteen restaurants opened since September 29, 2007, coupled with the deleveraging of comparable sales.

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

	Thirty-nine week period ended		Change
	September 29, 2007	September 27, 2008	$	%
		(in thousands)
Interest expense (income), net	$(349)	$694	$1,043	*
Other (income), net	—	(308)	(308)	(100.0)%

Income before income taxes	$13,769	$4,867	$(8,902)	(64.6)%
Income tax expense	3,965	1,032	(2,933)	(74.0)%

Net income	$9,804	$3,835	$(5,969)	(60.9)%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest expense (income), net was a net interest expense of $0.7 million in the thirty-nine week period ended September 27, 2008 compared to a net interest income of $0.3 million in the thirty-nine week period ended September 29, 2007. This change was primarily due to the increased average borrowings outstanding and lower interest income earned on investment balances for the thirty-nine week period ended September 27, 2008.

Other Income, Net. Other income, net was $0.3 million for the thirty-nine week period ended September 27, 2008, due to business interruption insurance proceeds. The business interruption was caused by weather related damage to our location at the CNN Center in Atlanta, GA, which caused the restaurant to close briefly for repairs. The damaged restaurant was repaired and was re-opened and operating as of September 27, 2008. The estimated revenues lost as a result of the business interruption was $0.7 million as of September 27, 2008.

Income Tax Expense. Income tax expense was $1.0 million in the thirty-nine week period ended September 27, 2008, which reflects an estimated effective annualized tax rate of 21.2%. In the thirty-nine week period ended September 29, 2007, income tax expense was $4.0 million, which reflects an estimated effective annualized tax rate of 28.8%. The decrease in the estimated effective tax rate is primarily attributable to the FICA credits being calculated on lower pre-tax income.

Net Income. Net income decreased $6.0 million to $3.8 million in the thirty-nine week period ended September 27, 2008, compared to net income of $9.8 million in the thirty-nine week period ended September 29, 2007, primarily due to a decrease in comparable restaurant sales of 5.3%, coupled with lower restaurant operating margins, an increase in interest expense, and increased depreciation and amortization.

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

	Thirty-nine week period ended
	September 29, 2007	September 27, 2008
	(in thousands)
Net cash provided by operating activities	$14,136	$14,776
Net cash used in investing activities	(44,394)	(38,858)
Net cash provided by financing activities	20,639	20,382
Effect of exchange rate changes on cash and cash equivalents	53	(70)

Net decrease in cash and cash equivalents	$(9,566)	$(3,770)

The change in net cash provided by operating activities of $14.8 million in the thirty-nine week period ended September 27, 2008 compared to net cash provided by operating activities of $14.1 million in the thirty-nine week period ended September 29, 2007 was primarily due to the change in tenant improvement allowances of $7.2 million, partially offset by a decrease in net income between periods of $6.0 million.

Net cash used in investing activities was $38.9 million in the thirty-nine week period ended September 27, 2008 compared to $44.4 million in the thirty-nine week period ended September 29, 2007. We use cash primarily for equipment purchases and construction costs related to new restaurant openings, to purchase restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities decreased between thirty-nine week periods primarily due to our purchase in March 2007 of all the assets of The Boathouse Restaurants for $14.9 million, including capitalized transaction costs of $0.4 million. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $20.4 million in the thirty-nine week period ended September 27, 2008 compared to $20.6 million in the thirty-nine week period ended September 29, 2007. Net cash provided by financing activities was primarily due to the borrowings on our revolving credit facility related to the amounts paid for construction of new restaurant openings during the thirty-nine week period ended September 27, 2008 and restaurants we plan to open during the remainder of fiscal year 2008. Net cash provided by financing activities for the thirty-nine week period ended September 29, 2007 was primarily the result of borrowings under our revolving credit facility related to the amounts paid for construction of new restaurant openings, coupled with the acquisition of The Boathouse restaurants.

On December 28, 2007, we amended its existing senior credit facility to, among other things, increase the maximum availability under the facility to $150.0 million and up to $200.0 million at our request if specified conditions are met.

As of September 27, 2008, the outstanding balance on our revolving credit facility was $27.5 million. The interest rate on the credit facility is based on the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of September 27, 2008, our effective interest rate on our borrowings was 4.1%. Under our revolving credit facility agreement, we are subject to certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum capital expenditure amount. We were in compliance with these covenants as of September 27, 2008.

Under our revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 27, 2008 the maximum exposure under these standby letters of credit was $3.0 million. At September 27, 2008 we had $119.5 million available under our revolving credit facility.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of September 27, 2008 we have not repurchased any shares.

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

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired and at least annually. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.

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

During the second quarter of fiscal year 2008 we incurred a charge as defined in SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities,” related to the closure of Restaurant K in Washington D.C. The charge was related to exit costs, including our estimated liability on our operating lease that terminates in June 2016. We are attempting to sublease the property in order to minimize net costs incurred over the remaining term of the lease. All of the leasehold improvements related to Restaurant K were fully impaired as of the end of fiscal year 2007.

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets that resulted from our acquisition of The Boathouse restaurants in March 2007, as well as other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed our most recent impairment test on balances as of December 29, 2007, and determined that there was no impairment related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets. We review these assets annually for impairment and if a triggering event occurs.

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

Operating Leases

We generally operate our restaurants in leased premises. We record the minimum base rents for our operating leases using the straight-line method over the life of the lease term, including option periods that are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date we obtain control of the property, which is normally when the property is ready for normal tenant improvements (build-out period). For certain leases we only have the right to exercise our option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when we determine, at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is reasonably assured. The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability. We receive certain tenant improvement allowances which are recorded either as a deferred rent liability or as a landlord financing liability, and are included in other long-term liabilities. Tenant improvement allowances which are considered lease incentives, are amortized as reduction of rent expense over the lease term. Accordingly, we have recorded a deferred rent liability for the straight-lining of rents and lease incentives, which is included in other long-term liabilities, of $20.4 million and $22.4 million as of December 29, 2007 and September 27, 2008, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components are recorded during the construction period as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

Share-Based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). We adopted SFAS 123R using the modified prospective transition method as of January 1, 2006, the first day of our fiscal year 2006. Under SFAS 123R, we determine the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by our stock price as well as our assumptions regarding a number of complex and subjective variables, including but not limited to our expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield.

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

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of September 27, 2008, there was an outstanding balance of $27.5 million under our revolving credit facility. As of September 27, 2008, the Company’s effective interest rate on its borrowings was 4.1%. A hypothetical 40 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. A hypothetical 10% decline in the foreign exchange rate between the Canadian dollar and the U.S. dollar would not have a material effect on our results of operations.

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

Disruptions in the economy and the financial markets may adversely impact our business and results of operations, and could increase our cost of borrowing.

The restaurant industry is being affected by economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent increased concerns about the economy and financial markets has reduced consumer confidence and decreased restaurant traffic, particularly at upscale restaurants, which is harmful to our business and results of operations. If these conditions continue or worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

Restaurant companies have been the target of class-actions and other lawsuits alleging, among other things, violation of federal and state law.

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class-action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could adversely affect our financial condition or results of operations materially, and adverse publicity resulting from these allegations may adversely affect our business materially. We may incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business. See “Item 1, Legal Proceedings”.

The disruptions in the economy and the financial markets may adversely impact our business and results of operations, and could increase our costs of borrowing.

The restaurant industry can be affected by economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the economy and financial markets could reduce consumer confidence and decrease restaurant traffic, particularly at upscale restaurants, which could be harmful to our financial position and results of operations. In addition, deteriorating financial performance or other economic factors could affect the financial ratios and covenants under our credit agreement, which could affect our ability to borrow, increase the cost of borrowing or result in accelerated payment of outstanding loans. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.

Our ability to raise capital in the future may be limited, which could adversely impact our growth.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events described in these risk factors may require us to seek additional debt or equity financing. Financing may not be available on acceptable terms and our failure to raise capital when needed could negatively impact our growth and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

The results achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. New restaurants that we open may not have operating results similar to those of prior restaurants. The failure of our existing or new restaurants to perform as predicted could result in an impairment charge, which could negatively impact our results of operations. In 2007, we recorded an impairment charge of $5.4 million related to long lived assets at three of our existing restaurants, and in the second quarter of 2008, we recorded a $452,000 charge related to the closure of a restaurant in Washington, D.C.

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

Our operating results may fluctuate significantly because of several factors, including:

•	our ability to achieve and manage our planned expansion;

•	our ability to achieve market acceptance, particularly in new markets;

•	our ability to raise capital;

•	changes in the availability and costs of food;

•	the loss of key management personnel;

•	the concentration of our restaurants in specific geographic areas;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences or discretionary spending;

•	fluctuations in the number of visitors or business travelers to our downtown locations;

•	health concerns about seafood or other foods;

•	our ability to attract, motivate and retain qualified employees;

•	increases in labor costs;

•	the impact of federal, state or local government regulations relating to our employees or the sale or preparation of food and the sale of alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry; and

•	economic trends generally.

Our business also is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and fourth quarter of each year. As a result, our quarterly and annual operating results and restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. If our comparable restaurant sales continue to decline as a result of the decreased consumer confidence and spending in the overall economy, our operating results would likely suffer, which in turn could cause our operating results to fall below the expectations of securities analysts and investors. In such event, the price of our common stock would likely be adversely affected.

Our operations are susceptible to changes in food availability and costs, which could adversely affect our operating results.

Our profitability depends significantly on our ability to anticipate and react to changes in food costs, particularly seafood costs. We rely on local, regional and national suppliers to provide our seafood. Increases in distribution costs or sale prices or failure to perform by these suppliers could cause our food costs to increase. We could also experience significant short-term disruptions in our supply if a significant supplier failed to meet its obligations. The supply of seafood is more volatile than other types of food. The type, variety, quality and price of seafood are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Changes in the price or availability of certain types of seafood could affect our ability to offer a broad menu and price offering to customers and could materially adversely affect our profitability.

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

We opened seven company-owned restaurants in 2006, and in 2007 we opened twelve company-owned restaurants and acquired five The Boathouse restaurants in March 2007. We plan to open eleven company-owned restaurants in 2008, of which we have opened eight as of September 27, 2008. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

Date: November 6, 2008