Form 10-K
period 2008-12-27
McCormick & Schmicks Seafood Restaurants Inc.
filed 2009-03-10
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on December 27, 2008 on The Nasdaq Stock Market Global Market) was $28,453,481. There were 14,841,540 shares of common stock outstanding as of March 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

PART  I

ITEM 1. BUSINESS

Overview

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. We have successfully grown our business during the past 37 years by focusing on serving a broad selection of fresh seafood. As of December 27, 2008, we had 92 restaurants, including 86 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name.

Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of international, national, regional and local species of seafood. Our signature “Fresh List,” prominently displayed at the top of our daily-printed menu, features 20 to 40 varieties of fresh seafood, based on product availability, price and customer preferences. We also offer alternatives to seafood, including high quality beef, creative salads and fresh pasta dishes.

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

Fresh Seafood

Our primary business focus for more than 37 years has been to consistently offer a broad selection of fresh seafood, which we believe commands strong loyalty from our customers. Our daily-printed menu typically contains between 85 and 100 made-to-order dishes, including an extensive selection of nationally available species such as Atlantic lobster, Dungeness crab and Alaskan halibut, as well as seasonal products such as wild king salmon, Columbia River sturgeon, sashimi grade tuna, exotic Hawaiian catch and an extensive variety of cold water oysters. The executive chef and general manager at the majority of our restaurants tailor the menu, at least once daily, based on the availability of different species of fresh seafood, price and customer preferences.

We believe we successfully differentiate our concept from both independent local seafood restaurants and national and regional seafood restaurant chains by including in our daily-printed menu our signature “Fresh List” of typically 20 to 40 fresh seafood items, sourced from throughout the United States and from select international locations. We are able to offer a wide variety of consistently fresh, high quality seafood through our close relationships with reputable local and national seafood vendors. We encourage our vendors to adopt preferred and sustainable fishing practices to guarantee the current and future quality and supply of our seafood. During our daily “fresh talk,” the executive chef at each of our restaurants educates our restaurant staff on the menu items of the day so we can effectively communicate the sourcing, freshness, quality and method of preparation of our products to our customers.

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

As a result of our focus on our bar operations as an integral part of our business, our bars drive sales to our restaurants. We run our bar operations as a profit center rather than a mere holding area for diners. In 2008, alcohol sales, predominantly from our bar, accounted for approximately 29% of our revenues and contributed higher gross margins than food sales. The higher gross margins we generate from bar sales allows us the flexibility to offer lower prices on some of our food menu items, helping us maintain our broad guest appeal.

Broad Appeal of Our Concept

We believe we appeal to a broad range of customers by providing an attractive price-value proposition, with prices that are generally more affordable than those of our upscale competitors. Additionally, we believe we offer service that is superior to that of most casual dining operators. The price of a typical meal, including beverages, ranges from $16 to $33 for lunch and $36 to $61 for dinner, with an average of approximately $23 and $51, respectively. Over the past few years, we have enhanced our menu to offer our customers a more affordable dining option by including a selection of lower priced items on our menus for both lunch and dinner. For example, we offer a variety of dining room specials starting at $6.95 as well as our happy hour menu that is served in our bars with several options starting at $1.95. We believe even the price sensitive diner values our superior service, and we have received recognition from our customers and industry awards for our service quality.

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

Our broad appeal is supported by our catering and banquet services, which we offer both in our restaurants and at other locations as customers request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2008, banquets accounted for approximately 11% of our revenues.

Entrepreneurial Culture with Corporate Control

A key component of our success for over 37 years has been our commitment to promoting and sustaining an entrepreneurial culture throughout our restaurants while maintaining strong corporate oversight and financial controls. Within this strong corporate infrastructure, each restaurant has profit and loss responsibility and a high degree of operating autonomy. The executive chef and general manager at each restaurant have the flexibility, within clearly defined corporate guidelines, to structure menus to cater to customer preferences in that restaurant’s market and respond to changes in product availability and market conditions. We offer quarterly and annual cash performance incentives to certain exempt employees at the restaurant level based on the restaurant’s revenues, costs and profitability, compliance with corporate administrative and payroll guidelines, and the success of other initiatives, such as local community involvement.

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

Portability of Our Brand

We have expanded the McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed successfully with both national and regional restaurant chains and independent local operators, due in part to the flexibility of our real estate model and our nationwide infrastructure. As of December 27, 2008, we had 92 restaurants, including 86 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name.

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

We compete on a restaurant-by-restaurant basis with independent local restaurant operators while leveraging the operating strengths of our national infrastructure. We have successfully executed our concept at the local level while maintaining quality and consistency on a national basis in a manner that is not formulaic and that enables us to celebrate the uniqueness of each of our markets. We believe the breadth and scale of our restaurant operations and our more than 37 years of experience in the business give us a competitive advantage in terms of the quality, sourcing and freshness of our menu offerings, and flexibility of price points, making our model difficult to replicate. This competitive advantage contributes to our brand’s reputation for quality and service in the affordable upscale dining sector, which we believe commands strong loyalty from our customers.

Our Growth Strategy

We believe our flexible business model, combined with our fresh menu offerings, professional customer service and inviting restaurant environment, provide us with significant opportunities to further grow our business. Key elements of our growth strategy include the following:

Expansion in Existing Markets

We remain focused on the disciplined growth of our McCormick & Schmick’s brand in our existing markets. We believe we have established the necessary market analysis and site selection procedures for identifying new restaurant opportunities in these markets. In particular, we will continue to evaluate opportunities in affluent suburban areas near existing restaurants in downtown areas to better diversify our presence in existing markets. This strategy enables us to achieve a higher degree of market penetration and brand awareness, resulting in increased repeat business from our broad and diverse customer base. Additionally, we will further leverage the economies of scale of our operations to enhance our competitive advantage against independent local competitors, principally in the areas of advertising, purchasing and distribution infrastructure. We intend to open one new restaurant in an existing U.S. market in 2009.

Entry into New Markets

In selecting new market opportunities, we continue to focus on downtown and affluent suburban areas that have large middle to upper-middle income populations, have high customer traffic from thriving businesses or retail markets, and that are convenient for and appealing to business and leisure travelers. We will continue to promote the McCormick & Schmick’s brand image and our broad appeal by opening new restaurants in prime real estate locations and by customizing each new restaurant to the local market. We intend to open one new restaurant in a new U.S. market in 2009.

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

Capture of Ancillary Business Opportunities

We will continue to pursue secondary opportunities that are complementary to our primary concept and further our growth objectives. We operate seven restaurants under the name M&S Grill and one under the name Jake’s Grill, each of which offers an alternative menu to that of our seafood restaurants. These restaurants are located near our existing seafood restaurants to take advantage of management and operating efficiencies. We will also continue to consider catering opportunities and management agreements with hotels. As of December 27, 2008, we operated one restaurant under a management agreement.

Unit Level Economics

Our average cash investment per restaurant opened since 1997 has been approximately $2.9 million, including leasehold improvements, furniture, fixtures and equipment, and net of landlord incentive allowances. We have reduced the size of our restaurant prototype, to facilitate our entry into a greater variety of markets and provide us with increased flexibility with site selection. We anticipate that our average investment per restaurant will be between approximately $2.7 million and $3.6 million going forward. We believe our focus on a traditional decor has allowed us to benefit from lower restaurant-level maintenance or upgrade costs than those incurred by some of our competitors.

The average annualized restaurant sales volume in 2008 for restaurants opened as of December 27, 2008 was approximately $4.6 million. Restaurants opened prior to 2003, were, on average, approximately 10,000 square feet each. Since the beginning of 2002, we have added 56 company-owned restaurants, including the restaurants acquired in The Boathouse acquisition, which averaged approximately 8,000 square feet each. Our growth model assumes average unit sales volumes for our 8,000 square feet restaurants of $4.4 million in the third year of operations.

Menu, Food Preparation, Quality Control and Purchasing

Most of our menu items are prepared from scratch daily at each restaurant and each order is assembled when the order is placed with the kitchen staff. Each restaurant has an executive chef responsible for overseeing kitchen operations, including planning the daily-printed menu and ordering necessary ingredients and supplies. At a typical McCormick and Schmick’s restaurant the executive chef is assisted by one to three sous chefs, who help to manage food preparation and service timing.

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

The majority of our restaurants primarily purchase seafood from a network of preferred vendors we have identified as consistently supplying seafood that meets our high standards. The identification and selection of seafood suppliers is reviewed regularly based on product quality, sanitation, fishing practices, pricing and customer service. We prefer suppliers who use day-boats rather than those who are at sea for multiple days because their product is typically fresher. We believe our national and regional presence allows us to achieve better quality and pricing terms for key products, such as fresh fin fish and shellfish, than most of our competitors. Other food products, such as high quality beef and dry goods, are sourced primarily from SYSCO Corporation, a national food distributor, while liquor, beer and wine are purchased from local distributors. SYSCO accounted for approximately 21% of our food purchases in 2008. No other vendor accounted for more than 10% of our purchases in 2008.

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

Restaurant Locations, Lease Arrangements and Management Fee Arrangements

As of December 27, 2008 we operated 92 restaurants including 86 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name. We lease all but two of our restaurant sites, one we operate under a management agreement and one we own. Terms vary by restaurant, but we generally lease space for 10 to 20 years with one to three five-year renewal options.

The following is a schedule of restaurants we operated as of December 27, 2008:

Restaurant Name	City	Year Added
Alabama
McCormick & Schmick’s Seafood Restaurant	Birmingham	2004

Arizona
McCormick & Schmick’s Seafood Restaurant	Phoenix	1999
McCormick & Schmick’s Seafood Restaurant	Scottsdale	2008

California
McCormick & Schmick’s Seafood Restaurant	Irvine	1989
McCormick & Kuleto’s Seafood Restaurant	San Francisco	1991
McCormick & Schmick’s Seafood Restaurant	Los Angeles	1992
McCormick & Schmick’s Seafood Restaurant	Pasadena	1993
McCormick & Schmick’s a Pacific Seafood Grill	Beverly Hills	1994
McCormick & Schmick’s Seafood Restaurant	El Segundo	1998
Spenger’s Fresh Fish Grotto	Berkeley	1999
McCormick & Schmick’s Seafood Restaurant	San Jose	2004
McCormick & Schmick’s Seafood Restaurant*	San Diego	2004
McCormick & Schmick’s Seafood Restaurant	Burbank	2006
McCormick & Schmick’s Seafood Restaurant	Sacramento	2007
McCormick & Schmick’s Seafood Restaurant	Santa Ana	2007
McCormick & Schmick’s Seafood Restaurant	Anaheim	2008

Colorado
McCormick’s Fish House & Bar	Denver	1987
McCormick & Schmick’s Seafood Restaurant	Denver	2004

District of Columbia
McCormick & Schmick’s Seafood Restaurant	Washington	1996
M&S Grill	Washington	1998
McCormick & Schmick’s Seafood Restaurant	Washington	2004

Florida
McCormick & Schmick’s Seafood Restaurant	Orlando	2002
McCormick & Schmick’s Seafood Restaurant	Boca Raton	2006
McCormick & Schmick’s Seafood Restaurant	Naples	2008

Georgia
McCormick & Schmick’s Seafood Restaurant	Atlanta	2000
McCormick & Schmick’s Seafood Restaurant	Atlanta	2002

Illinois
McCormick & Schmick’s Seafood Restaurant	Chicago	1998
McCormick & Schmick’s Seafood Restaurant	Chicago	2006
McCormick & Schmick’s Seafood Restaurant	Schaumburg	2007
McCormick & Schmick’s Seafood Restaurant	Oak Brook	2007
McCormick & Schmick’s Seafood Restaurant	Skokie	2007
McCormick & Schmick’s Seafood Restaurant	Rosemont	2008

Restaurant Name	City	Year Added

Indiana
McCormick & Schmick’s Seafood Restaurant	Indianapolis	2005

Maryland
McCormick & Schmick’s Seafood Restaurant	Baltimore	1998
McCormick & Schmick’s Seafood Restaurant	Bethesda	1999
M&S Grill	Baltimore	2003
McCormick & Schmick’s Seafood Restaurant	Annapolis	2007
McCormick & Schmick’s Seafood Restaurant	National Harbor	2008

Massachusetts
McCormick & Schmick’s Seafood Restaurant	Boston	2000
McCormick & Schmick’s Seafood Restaurant	Boston	2001

Michigan
McCormick & Schmick’s Seafood Restaurant	Troy	2001

Minnesota
McCormick & Schmick’s Seafood Restaurant	Minneapolis	2000
M&S Grill	Minneapolis	2006
McCormick & Schmick’s Seafood Restaurant	Edina	2008

Missouri
McCormick & Schmick’s Seafood Restaurant	Kansas City	2000
M&S Grill	Kansas City	2005

Nevada
McCormick & Schmick’s Seafood Restaurant	Las Vegas	1998

New Jersey
McCormick & Schmick’s Seafood Restaurant	Hackensack	2002
McCormick & Schmick’s Seafood Restaurant	Bridgewater	2003
McCormick & Schmick’s Seafood Restaurant	Atlantic City	2008
McCormick & Schmick’s Seafood Restaurant /William Douglas Steakhouse	Cherry Hill	2008

New York
McCormick & Schmick’s Seafood Restaurant	New York	2004

North Carolina
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Raleigh	2008

Ohio
McCormick & Schmick’s Seafood Restaurant	Columbus	2006
McCormick & Schmick’s Seafood Restaurant	Cincinnati	2006
McCormick & Schmick’s Seafood Restaurant	Cleveland	2007
McCormick & Schmick’s Seafood Restaurant	Dayton	2007

Oregon
Jake’s Famous Crawfish	Portland	1972
McCormick & Schmick’s Seafood Restaurant	Portland	1979
McCormick’s Fish House & Bar	Beaverton	1981
McCormick & Schmick’s Harborside at the Marina	Portland	1985
Jake’s Grill / Jake’s Catering	Portland	1994
The Heathman Restaurant	Portland	2000
McCormick & Schmick’s Seafood Grill	Tigard	2005

Restaurant Name	City	Year Added

Pennsylvania
McCormick & Schmick’s Seafood Restaurant	Philadelphia	2001
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2005
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2007

Rhode Island
McCormick & Schmick’s Seafood Restaurant	Providence	2004

Texas
McCormick & Schmick’s Seafood Restaurant	Houston	1999
McCormick & Schmick’s Seafood Restaurant	Dallas	2003
McCormick & Schmick’s Seafood Restaurant	Austin	2004
McCormick & Schmick’s Seafood Restaurant	Austin	2007
McCormick & Schmick’s Seafood Restaurant	Houston	2008

Virginia
McCormick & Schmick’s Seafood Restaurant	Reston	1997
McCormick & Schmick’s Seafood Restaurant	McLean	2000
M&S Grill	Reston	2004
McCormick & Schmick’s Seafood Restaurant	Arlington	2004
McCormick & Schmick’s Seafood Restaurant	Virginia Beach	2007

Washington
McCormick’s Fish House & Bar	Seattle	1977
McCormick & Schmick’s Seafood Restaurant	Seattle	1984
McCormick & Schmick’s Catering at the Museum of Flight in Seattle	Seattle	1994
McCormick & Schmick’s Harborside on Lake Union	Seattle	1996
McCormick & Schmick’s Seafood Restaurant	Bellevue	2005

Wisconsin
McCormick & Schmick’s Seafood Restaurant	Milwaukee	2008

Canada
The Boathouse Restaurant	Vancouver, B.C.	2007
The Boathouse Restaurant	New Westminster, B.C.	2007
The Boathouse Restaurant	White Rock, B.C.	2007
The Boathouse Restaurant	Richmond, B.C.	2007
The Boathouse Restaurant	Horseshoe Bay, B.C.	2007
The Boathouse Restaurant	Port Moody, B.C.	2007

*	We operate this restaurant under a management agreement.

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

Of our 92 restaurants, including one we operate under a management agreement, 34, or 37%, were opened or acquired within the last three years and 50, or 54%, were opened or acquired within the last five years. Although our expansion has increased in the last five years, we believe it has been steady, controlled and prudent. We opened eleven restaurants in 2008 and our plan for 2009 includes the opening of two restaurants. The typical lead-time from the selection of a location to the opening of a restaurant at that location is approximately twelve to fifteen months. We evaluate acquisition opportunities as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants and our business plan.

Marketing and Advertising

The goals of our marketing efforts are to:

•	increase comparable restaurant sales by attracting new guests;

•	increase the frequency of visits by our current guests;

•	support new restaurant openings to achieve sales and profit goals; and

•	communicate and promote the uniqueness, appeal, quality and consistency of our brand.

In 2008, our combined marketing and advertising expenditures were 3% of revenues.

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

National Advertising

Our national advertising program has focused on national periodicals such as United Airlines’, Delta Airlines’, Southwest Airlines’ and Alaska Airlines’ in-flight magazines and WHERE Magazine. Additionally, we advertised across the national network of The Business Journal publications and USA Today during 2008.

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

Sixteen multi-restaurant managers, of whom nine are regional managers and seven are regional chefs, are each responsible for four to seventeen restaurants and report to a vice president of operations. Both regional managers and regional chefs are responsible for overall restaurant operations, but have an increased focus on their respective areas of expertise. For example, regional chefs focus more heavily on negotiating food costs, ensuring high food quality, developing and nurturing executive and sous chefs and being responsive to overall kitchen staff needs. Regional managers focus primarily on revenues, profitability, front-of-house management and marketing activities.

Our typical restaurant management team consists of a general manager and an executive chef, two to four assistant managers, one to three sous chefs and, in some cases, a meeting planner/banquet coordinator. The remaining restaurant-level employees are hourly personnel varying in number based on restaurant size. Our typical restaurant employs 80 to 90 full-time and part-time employees. The general manager is responsible for all management functions, including purchasing (other than food), hiring and terminations and oversight of restaurant-level bookkeeping and cash controls. The executive chef is responsible for managing all kitchen functions, including training, menu design and food purchasing, quality and presentation.

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

Restaurant Operations

Our restaurants are generally open 365 days each year, serve lunch and dinner and are generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. In 2008, dinner comprised approximately 77% of revenues, while lunch comprised approximately 23% of revenues, and our restaurants served an average of 888 guests per week during lunch and 1,328 guests per week during dinner. To accommodate guests who have limited time available during lunch, we offer a 45-minute lunch guarantee.

Additionally, we offer catering and banquet services both in our restaurants and at other locations as customers’ request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2008, banquets accounted for approximately 11% of our revenues.

Employees

As of December 27, 2008 we employed 7,432 persons, of whom 742 were salaried and 6,690 were hourly personnel. None of our employees are represented by unions and, in general, we consider our relationship with our employees to be good. Our employees are summarized by major functional area in the table below.

Functional Area	Number of Employees
VPs/regional managers/regional chefs	23
General managers	93
Assistant managers	265
Executive chefs	93
Sous chefs	186
Non-salaried restaurant staff	6,643
Corporate salaried	82
Corporate non-salaried	47

Total	7,432

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

Competition

While we compete with a range of restaurant operators for consumers’ dining preferences and with both restaurants and retailers for site locations and personnel requirements, we consider our principal competitors to include the following:

•	independent, local seafood restaurants;

•	regional seafood restaurant concepts, such as Cameron Mitchell’s, King’s Seafood, Landry’s Seafood, Legal Sea Foods, Oceanaire and Roy’s; and

•	upscale “steak and chop” restaurants such as Capital Grille, Morton’s, Ruth’s Chris, Smith & Wollensky and The Palm, among others.

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

The restaurant industry is being affected by economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent increased concerns about the economy and financial markets have reduced consumer confidence and decreased restaurant traffic, particularly at upscale restaurants, which is harmful to our business and results of operations. If these conditions continue or worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

In addition, adverse general economic conditions may affect:

•	Our vendors and suppliers, some of which are local or regional and may be less able to survive in a difficult economic environment than national suppliers;

•	Our customers, who may have less disposable income or who may decrease discretionary spending; and

•	Real estate developers, who may be unable to meet commitments to fill space in developments where our restaurants are located.

If our vendors, customers or other service providers are adversely affected, our business and results of operations may also be adversely affected.

Restaurant companies have been the target of class-actions and other lawsuits alleging, among other things, violation of federal and state law.

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class-action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. In 2007, we incurred a $2.2 million charge for a class action legal settlement relating to an employment claim. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We may incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

The results achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. New restaurants we open may not have operating results similar to those of previously opened restaurants. The failure of restaurants to perform as predicted could result in an impairment charge, which could negatively impact our results of operations. In 2008, we recorded an impairment charge of $2.8 million related to long lived assets at two of our restaurants. In 2007, we recorded an impairment charge of $5.4 million related to long lived assets at three of our restaurants.

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

Some of these factors are beyond our control. We may not be able to achieve our expansion goals and our new restaurants may not be able to achieve operating results similar to those of our existing restaurants. Due to the economic outlook, we have planned to open two restaurants in 2009, which is fewer than in the last several years. Based on capital availability and economic conditions improving, we may open additional restaurants in new or existing markets in 2009.

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

We opened twelve company-owned restaurants and acquired five The Boathouse restaurants in 2007, and in 2008 we opened eleven company-owned restaurants. We plan to open two company-owned restaurants in 2009. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

Any acquisition of new restaurants could strain our financial resources or result in dilution to our existing stockholders.

Future acquisitions of existing restaurants, which may be accomplished with cash or through the issuance of our equity securities, or a combination of both, could result in dilutive issuances of our equity securities and/or the incurrence of debt and contingent liabilities, either of which could harm our business, financial condition or results of operations.

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

As of December 27, 2008, we operated five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, thirteen in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our settlement of class action claims in California. See Item 3, “Legal Proceedings.” We may not succeed in our planned contest of our insurer’s conclusion. If we are unsuccessful, and if our insurer determines that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

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

In 2006, we were named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. We have contested the claims and have negotiated with the plaintiffs to reach a settlement. On February 28, 2008, we negotiated a resolution of the claims and the parties submitted the settlement to the Court for approval. The negotiated settlement includes a monetary settlement and some changes to our hiring and employment practices. We recorded a $2.2 million charge in fiscal 2007 for the settlement of the claims. We do not anticipate the changes to our hiring and employment practices in connection with the settlement will significantly affect our operations. The settlement was approved by the court, and the settlement amount was paid, in April 2008.

Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in 2005-2008 are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal year 2008, we initiated litigation to contest the insurer’s conclusion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

Douglas L. Schmick (age 61) co-founded McCormick & Schmick’s in 1972 and was appointed chief executive officer in February 2007 and chairman of the board of directors in 2004. From 1997 through January 2007 he served as president and from 1997 through 1999 he also served as chief executive officer, and he served as secretary, treasurer, and chief executive officer from 1974 through 1997. Mr. Schmick has served on the board of directors since August 22, 2001. Mr. Schmick received his Bachelor of Science degree from the University of Idaho. On November 13, 2008, it was announced Mr. Schmick would resign as chief executive officer in January 2009. Mr. Schmick remains chairman of the board.

William T. Freeman (age 49) joined McCormick and Schmick’s as the chief executive officer on January 12, 2009, and was elected a director on January 27, 2009. Mr. Freeman has more than 20 years of experience in the restaurant and entertainment industries, most recently as the founder, president and chief executive officer of B&B Restaurant Ventures, LLC, which operated Fox Sports Grill, where he was responsible for the creation, development, operation and growth of the concept from inception. The Fox Sports Grill restaurants were sold in a prepackaged Chapter 11 bankruptcy filed in July 2008 by B&B Restaurant Ventures. Mr. Freeman has also held senior management positions with Robert Redford’s Sundance Entertainment, where he was responsible for all operating divisions including the Sundance Channel, Sundance Resort and the development of the Sundance Film Centers; and Disney Regional Entertainment, where he developed, operated and grew the ESPN brand on a national basis through the development of retail, restaurant and live production venues. Mr. Freeman received his Bachelor of Science in accounting from Furman University and began his career as a certified public accountant at Ernst & Whinney.

Emanuel (Manny) N. Hilario (age 41) joined McCormick & Schmick’s in April 2004 as chief financial officer. For the four years before joining us, Mr. Hilario was with Angelo and Maxie’s, Inc. (formerly Chart House Enterprises, Inc.) most recently as chief financial officer. From December 1997 until April 2000, Mr. Hilario was with ACCO North America, a then wholly owned subsidiary of Fortune Brands, where he held various positions. Previously, he spent nine years with McDonald’s Corporation. Mr. Hilario received his Bachelor of Science and Commerce degree in accounting from Santa Clara University and is a certified public accountant.

Michael B. Liedberg (age 46) joined McCormick & Schmick’s in January 2004 and was appointed executive vice president of operations in January 2007. From 2004 through 2006, he was vice president of operations. Mr. Liedberg has over 20 years of management experience in the restaurant industry including service as the president and chief executive officer of Desert Moon Restaurants from December 2001 to January 2004. Before 2001, Mr. Liedberg held various positions for thirteen years with Avado Brands, Inc. Mr. Liedberg’s education includes a certificate from the Management Program at Georgia Institute of Technology and a Human Resources Certificate from the University of Georgia.

Jeffrey H. Skeele (age 54) has been a senior vice president of operations of McCormick & Schmick’s since January 2008, and from 1998 to 2007 he was a vice president of operations. He also has held the positions of senior manager (1991-1996) and general manager (1986-1988). From 1988 to 1991, Mr. Skeele was a vice president at West Group Partners.

Daniel P. Cunningham (age 38) has been vice president of information technology since May of 2008. Mr. Cunningham joined the company in 2005 as the director of financial systems and has held the positions of director of information technology and executive director of information technology. Prior to joining us Mr. Cunningham spent three years with The Revere Group, most recently as a managing consultant. From 1998 to 2002 Mr. Cunningham held various positions, most recently as the accounting manager for Chart House Enterprises, Inc., a publicly traded full-service restaurant operator. Mr. Cunningham received his Bachelor of Science degree from Marquette University in accounting.

Steven B. Foote (age 49) has been a vice president of operations of McCormick & Schmick’s since January 2007. Mr. Foote also has held the positions of regional senior chef (2003-2006) and executive chef (1999-2003). Mr. Foote had over 12 years of chef and related culinary experience prior to joining McCormick & Schmick’s.

Martin P. Gardner (age 48) has been our vice president of finance since January 2007 and our corporate controller since June 2007. Mr. Gardner joined us in 2004 and previously served as our director of finance. From 2000 to 2004, Mr. Gardner was corporate controller of Lexar, Inc. From 1995 to 2000, Mr. Gardner held various management positions, including corporate controller, for Mattson Technology, Inc. Mr. Gardner received his Bachelor of Science degree in accounting from San Jose State University, his Master of Science degree in finance from Golden Gate University and is a certified public accountant.

Kelly A.B. Gordon (age 51) joined McCormick & Schmick’s in 2007 as a vice president as part of The Boathouse Restaurants acquisition. In addition to his responsibilities over The Boathouse Restaurants, in December of 2008 he assumed operational responsibility for McCormick & Schmick’s restaurants in Washington state. Prior to joining McCormick & Schmick’s, he spent seven years as vice president of operations for The Spectra Group. Prior to that, Mr. Gordon was a partner with The Keg Steakhouse & Bar restaurants for eight years. Mr. Gordon received his Bachelors degree from Simon Fraser University, majoring in business and economics.

William H.P. King (age 57) has been vice president of culinary development and training of McCormick & Schmick’s since 2006. Mr. King joined McCormick & Schmick’s in 1985 and has held various positions, including executive chef, regional senior chef and executive director of training & culinary development. Mr. King attended Cornell University’s School of Hotel and Restaurant Administration and has over 30 years experience in the culinary and hospitality industry.

Christopher C. Westcott (age 49) has been a vice president of operations of McCormick & Schmick’s since September 2007. Mr. Westcott has held the positions of regional manager from 1997 to 2007, executive chef from 1994 to 1997, general manager from 1991 to 1994, and assistant manager from 1990 to 1991. Mr. Westcott is a graduate of The Culinary Institute of America and has 15 years of related restaurant experience prior to joining McCormick & Schmick’s.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the NASDAQ Global Stock Market under the symbol “MSSR”. The table below sets forth the high and low closing price for our common stock in the first, second, third and fourth quarters of fiscal 2008 and 2007, as reported by the NASDAQ Global Stock Market.

	Sales Price
	High	Low
4th Quarter 2008	$9.74	$3.34
3rd Quarter 2008	11.43	7.15
2nd Quarter 2008	12.62	8.73
1st Quarter 2008	14.40	9.72
4th Quarter 2007	19.75	11.98
3rd Quarter 2007	27.98	18.83
2nd Quarter 2007	28.86	24.08
1st Quarter 2007	27.64	23.98

Stock Performance Graph

The following graph compares the total return on an indexed basis of a $100 investment in our common stock, the Nasdaq Composite Index and the Dow Jones U.S. Restaurants and Bars Index. For comparison purposes, the data points of our common stock are as of July 20, 2004, the day our common stock was first sold in our initial public offering, and December 23, 2004, December 30, 2005, December 29, 2006, December 28, 2007 and December 26, 2008, the last trading day in our fiscal years 2004, 2005, 2006, 2007 and 2008, respectively. The data points for both the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index are as of July 20, 2004 and the last trading day in December 2004, 2005, 2006, 2007 and 2008. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	7/04	12/04	12/05	12/06	12/07	12/08
McCormick & Schmick’s Seafood Restaurants, Inc.	$100.00	$124.80	$182.74	$194.81	$97.08	$33.71
NASDAQ Composite Index	$100.00	$106.74	$109.31	$121.78	$133.05	$78.01
Dow Jones US Restaurants & Bars Index	$100.00	$125.02	$131.08	$161.43	$168.33	$151.91

Holders of Record

As of March 2, 2009 there were approximately 45 holders of record of our common stock.

Dividend Policy

We expect to retain all of our earnings to finance the expansion and development of our business, including managing working capital and debt levels, and we have not paid dividends in the prior three fiscal years and have no plans to pay cash dividends to our stockholders for the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. Our revolving credit agreement restricts our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants) at December 27, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of restricted shares subject to forfeiture	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a))
	(a)	(b)	(a)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	319,311	$12.62	115,388	506,604

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during 2008.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data below is derived from our consolidated financial statements for the fiscal years 2004, 2005, 2006, 2007 and 2008, which have been audited by an independent registered public accounting firm.

The selected consolidated financial and operating data below represent portions of our financial statements, which should be read together with Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Part II—Item 8, Financial Statements and Supplementary Data. Historical results are not necessarily indicative of future performance. Our fiscal year ends on the last Saturday in December. Each of the fiscal years 2004 through 2008 comprised 52 weeks, except for fiscal year 2005 which comprised 53 weeks.

	Year Ended
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$238,757	$278,813	$308,323	$358,647	$390,718

Restaurant operating costs
Food and beverage	70,873	81,630	89,443	104,468	117,642
Labor	75,081	86,823	95,886	112,503	125,811
Operating	35,204	41,857	46,044	54,892	61,375
Occupancy	21,401	24,790	27,650	32,048	36,874

Total restaurant operating costs	202,559	235,100	259,023	303,911	341,702
General and administrative expenses	12,062	15,105	16,651	22,166	21,026
Restaurant pre-opening costs	2,393	2,496	2,892	4,527	4,428
Depreciation and amortization	10,723	9,608	10,640	11,940	15,043
Management fees and covenants not to compete	4,241	—	—	—	—
Impairment/restructuring charges	—	—	—	5,427	83,913

Total costs and expenses	231,978	262,309	289,206	347,971	466,112

Operating income (loss)	6,779	16,504	19,117	10,676	(75,394)
Interest expense (income), net	2,680	550	(228)	(226)	1,173
Write off of loan transaction costs	1,288	—	—	—	376
Other income, net	—	—	—	—	(308)
Accrued dividends and accretion on mandatorily redeemable preferred stock	5,759	—	—	—	—

Income (loss) before income taxes	(2,948)	15,954	19,345	10,902	(76,635)
Income tax expense (benefit)	(3,651)	4,946	5,997	2,088	(7,024)

Net income (loss)	$703	$11,008	$13,348	$8,814	$(69,611)

Net income (loss) per share
Basic	$0.07	$0.80	$0.94	$0.60	$(4.73)
Diluted	$0.07	$0.78	$0.92	$0.60	$(4.73)
Shares used in computing net income (loss) per share
Basic	10,387	13,798	14,227	14,569	14,707
Diluted	10,416	14,047	14,521	14,769	14,707

	Year End
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$451	$4,705	$10,553	$7,343	$4,428
Total assets	179,060	204,160	228,420	285,643	217,519
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	13,140	706	338	16,107	26,526
Total stockholders’ equity	124,070	143,453	160,230	178,797	105,795

	Year End
	2004	2005	2006	2007	2008
	(in thousands)
Other Data:
Restaurants open at end of period (including managed restaurants)	52	59	66	82	92
Net cash provided by operating activities	$21,452	$30,158	$34,427	$35,231	$27,358
Net cash used in investing activities	(27,284)	(21,416)	(30,314)	(56,001)	(48,538)
Net cash provided by (used in) financing activities	3,830	(4,488)	1,735	17,627	18,557

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of December 27, 2008 we have expanded our restaurant base to 92 restaurants, including one restaurant operated pursuant to a management contract.

We have grown our business by offering our guests a twice daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2008, banquets accounted for approximately 11% of our revenues. In 2008, food and non-alcoholic beverage sales accounted for approximately 71% of revenues and the remaining 29% of revenues was from the sale of alcoholic beverages.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, and restaurant operating expenses, with a focus on labor as a percentage of revenues and total occupancy costs. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key financial measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues against budgeted levels. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include up to $0.1 million in non-cash rent expense during the construction period.

Our most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allow us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu twice daily in most of our locations, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we believe the combination of future growth in revenues and the resulting greater leverage of our vice presidents of operations and regional managers will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We monitor this cost and review strategies to effectively control increases but we are subject to the overall trend of increases in healthcare costs.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 37 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators. We opened seven company-owned restaurants in 2006, twelve in 2007, acquired five The Boathouse Restaurants in 2007, and terminated management operations of one restaurant under management contract. In 2008, we opened eleven, and closed one, company-owned restaurants.

Our objective is to continue to prudently grow McCormick & Schmick’s seafood restaurants in existing and new markets. Our plan for 2009 includes the opening of two restaurants. Based on capital availability and economic conditions improving, we may open additional restaurants in new or existing markets in 2009. In addition to new restaurant growth, we are committed to maximizing comparable restaurant sales and guest counts as well as restaurant level operating margins.

Results of Operations

Our operating results for the fiscal years 2006, 2007 and 2008 are expressed as a percentage of revenues below:

	2006	2007	2008
Revenues	100.0%	100.0%	100.0%

Food and beverage	29.0%	29.1%	30.1%
Labor	31.1%	31.4%	32.2%
Operating	14.9%	15.3%	15.7%
Occupancy	9.0%	8.9%	9.4%

Total restaurant operating costs	84.0%	84.7%	87.5%
General and administrative expenses	5.4%	6.2%	5.4%
Restaurant pre-opening costs	0.9%	1.3%	1.1%
Depreciation and amortization	3.5%	3.3%	3.8%
Impairment /restructuring charges	—	1.5%	21.5%

Total costs and expenses	93.8%	97.0%	119.3%

Operating income (loss)	6.2%	3.0%	(19.3)%
Interest expense (income), net	(0.1)%	(0.1)%	0.3%
Write off of loan transaction costs	—	—	0.1%
Other income, net	—	—	(0.1)%

Income (loss) before income taxes	6.3%	3.1%	(19.6)%
Income tax expense (benefit)	1.9%	0.6%	(1.8)%

Net income (loss)	4.4%	2.5%	(17.8)%

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

Fiscal Year ends on the last Saturday in December. All of the fiscal years 2006, 2007 and 2008 were comprised of 52 weeks.

Financial Performance Overview

The following are highlights of our financial performance for fiscal 2008 compared to fiscal 2007:

•	Revenues increased 8.9% to $390.7 million from $358.6 million

•	Comparable restaurant sales decreased 7.5%

•

Operating loss of $75.4 million compared to operating income of $10.7 million. Included in operating loss are impairment/restructuring charges of $83.9 million, and includes the impairment of goodwill, trademarks and long-lived assets at two restaurants, and a restructuring charge

•	Net loss of $69.6 million compared to net income of $8.8 million

•	Diluted net loss per share of $4.73 compared to diluted net income per share of $0.60

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended		Change
	December 29, 2007	December 27, 2008
			$	%
	(in thousands)
Revenues	$358,647	$390,718	32,071	8.9%

Restaurant operating costs
Food and beverage	$104,468	$117,642	13,174	12.6%
Labor	112,503	125,811	13,308	11.8%
Operating	54,892	61,375	6,483	11.8%
Occupancy	32,048	36,874	4,826	15.1%

Total restaurant operating costs	$303,911	$341,702	37,791	12.4%

Revenues. Revenues increased by $32.1 million, or 8.9%, to $390.7 million in 2008 from $358.6 million in 2007. This increase was primarily attributable to revenues of $26.8 million generated by the eleven company-owned restaurants added since December 29, 2007, and a $30.8 million increase in revenues in 2008 from the seventeen restaurants added in 2007, partially offset by a 7.5% decrease in comparable restaurant sales. We estimate that our 7.5% decrease in comparable sales was a result of a 9.9% decrease in traffic, which was partially offset by increased pricing of 1.7% and an increase of 0.7% due to changes in product mix.

Food and Beverage Costs. Food and beverage costs increased $13.2 million, or 12.6%, primarily due to the eleven company-owned restaurants added since December 29, 2007. Food and beverage costs as a percentage of revenues increased to 30.1% from 29.1%, primarily due to the higher mix of new restaurants, which typically run higher food and beverage costs as a percentage of revenues during the first 18 months of operation, as well as an increase in input costs primarily due to inflation of commodity costs.

Labor Costs. Labor costs increased $13.3 million, or 11.8%, primarily due to the eleven company-owned restaurants added since December 29, 2007. Labor costs as a percentage of revenues increased to 32.2% from 31.4%, primarily due to the deleveraging of fixed labor costs at the comparable restaurants, coupled with higher mix of new restaurants, which typically run higher labor as a percentage of revenues. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs increased $6.5 million, or 11.8%, primarily due to the eleven company-owned restaurants added since December 29, 2007. Operating costs as a percentage of revenues increased to 15.7% from 15.3%, primarily due to increases in utilities and renewals cost, which includes the costs associated with the replenishment of glassware, dishware and silverware at our restaurants.

Occupancy Costs. Occupancy costs increased $4.8 million, or 15.1%, primarily due to the eleven company-owned restaurants added since December 29, 2007. Occupancy costs as a percentage of revenues increased to 9.4% from 8.9%, primarily due to deleveraging of fixed costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Cost, Depreciation and Amortization and Impairment/Restructuring Charges

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, and impairment/restructuring charges costs from our consolidated statements of operations.

	Year Ended		Change
	December 29, 2007	December 27, 2008
			$	%
	(in thousands)
General and administrative expenses	$22,166	$21,026	(1,140)	(5.1)%
Restaurant pre-opening costs	4,527	4,428	(99)	(2.2)%
Depreciation and amortization	11,940	15,043	3,103	26.0%
Impairment/restructuring charges	5,427	83,913	78,486	*

*	Not meaningful

General and Administrative Expenses. General and administrative expenses decreased $1.1 million, or 5.1%, to $21.0 million from $22.2 million, primarily due to lower legal fees and share-based compensation, partially offset by the increases in costs associated with the eleven company-owned restaurants added since December 29, 2007. General and administrative expenses as a percentage of revenues decreased to 5.4% from 6.2%, primarily due to decreased legal fees.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs were $4.4 million compared to $4.5 million in the prior year, primarily due to the timing of restaurants opening and restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $3.1 million, or 26.0%, primarily due to the eleven company-owned restaurants added since December 29, 2007. Depreciation and amortization expense as a percentage of revenues increased to 3.8% in 2008 from 3.3% in 2007, primarily due to the eleven company-owned restaurants added since December 29, 2007.

Impairment/Restructuring Charges. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In our most recent impairment evaluation for long-lived assets, we identified assets that were determined to be impaired as of December 27, 2008. We recorded an impairment charge of $2.8 million related to the impairment of fixtures, equipment, and leasehold improvements at two of our restaurants. A restructuring charge in the amount of $0.5 million was incurred related to the closure of one of our restaurants, Restaurant K, in Washington D.C. The restructuring charge was related to exit costs, including the estimated liability on our operating lease that terminates in June, 2016. All of the leasehold improvements related to Restaurant K were written off in conjunction with the impairment charge recorded in the year ended December 29, 2007.

In 2007, we recorded an impairment charge of $5.4 million related to the impairment of fixtures, equipment, and leasehold improvements at three restaurants. There were no impairments during 2006.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we consider the relationship between our market capitalization and our book value, among other factors, when reviewing for indicators of impairment. Goodwill impairment tests are based on determining the fair value based on our judgments and assumptions using income and market valuation approaches to arrive at a conclusion. Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Other intangible assets deemed to have indefinite lives include trademarks and tradenames used in the advertising and marketing of our restaurants. Other intangible assets deemed to have definite lives are amortized over their estimated useful lives.

The impairment evaluation for goodwill and indefinite lived intangible assets, which for us are trademarks and tradenames, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about our appropriate revenue growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact our fair value. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments.

We consider the relationship between our market capitalization and our book value, among other factors, when reviewing for indicators of impairment. We believe that the weakness in the U.S. residential housing and financial markets are principal factors in the prolonged decline in the stock markets, and as a result, the decline in our market capitalization as compared to our book value. As of December 27, 2008, our fair value was estimated to approximate our market capitalization plus a reasonable control premium. Our adjusted market capitalization is based the average closing stock price for the 15 days of trading prior to the year ended December 27, 2008. We believe the control premium represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. The criteria used to derive the control premium included calculated control premiums for recent transactions of companies within our peer group.

We completed our most recent impairment test on balances as of December 27, 2008, and determined that there was an impairment related to trademarks and tradenames of $54.4 million, and goodwill of $26.2 million, based primarily on the difference between our adjusted market capitalization and the carrying value of our assets. There were no impairments in 2006 or 2007 related to goodwill, trademarks and tradenames.

A summary of impairment/restructuring charges incurred were as follows:

	December 29, 2007	December 27, 2008
	(in millions)
Impairment of goodwill	$—	$26.2
Impairment of long lived assets	5.4	2.8
Impairment of trademarks and tradenames	—	54.4
Restructuring charge	—	0.5

Total impairment/restructuring charges	$5.4	$83.9

Interest Income, net, Write Off of Loan Transaction Costs, Other Income, net, Income Tax Expense (Benefit) and Net Income (Loss)

The following table sets forth interest income, net, write off of loan transaction costs, other income, net, income tax expense (benefit) and net income (loss) from our consolidated statements of operations.

	Year Ended		Change
	December 29, 2007	December 27, 2008
			$	%
	(in thousands)
Interest expense (income), net	$(226)	$1,173	$1,399	*
Write off of loan transaction costs	—	376	376	100.0%
Other income, net	—	(308)	(308)	(100.0)%

Income (loss) before income taxes	$10,902	$(76,635)	(87,537)	*
Income tax expense (benefit)	2,088	(7,024)	(9,112)	*

Net income (loss)	$8,814	$(69,611)	(78,425)	*

*	Not meaningful

Interest Expense (Income), net. Interest expense (income), net was an expense of $1.2 million in 2008 as compared to an income of $0.2 million in 2007. The increase in the interest expense was primarily due to the increase in the average outstanding balance on the revolving credit facility of $12.0 million as compared to the average outstanding balance of the credit facility for the fifty-two weeks ended December 29, 2007 of $10.0 million, coupled with lower interest income.

Write Off of Loan Transaction Costs. A write off of loan transaction costs in the amount of $0.4 million was incurred in the fourth quarter due to the amendment of our credit facility which decreased our available borrowings.

Other Income, Net. Other income, net was $0.3 million due to business interruption insurance proceeds. The business interruption was caused by weather related damage to our location at the CNN Center in Atlanta, GA, which caused the restaurant to close briefly for repairs.

Income Tax Expense (Benefit). The provision for income tax was a benefit of $7.0 million in 2008, compared to tax expense of $2.1 million in 2007. Our effective annual tax rate in 2008 was 9.2% compared to 19.2% in 2007. The change in our effective annual tax rate was primarily a result of the deferred tax asset valuation allowance of $24.0 million recorded in 2008.

Net Income (Loss). The change in net income (loss) was $78.4 million, to a net loss of $69.7 million from net income of $8.8 million in the fifty-two week period ended December 27, 2008, primarily due to the asset impairment charges of $83.9 million.

Financial Performance Overview

The following are highlights of our financial performance for fiscal 2007 compared to fiscal 2006:

•	Revenues increased 16.3% to $358.6 million from $308.3 million

•	Comparable restaurant sales increased 0.9%

•

Operating income of $10.7 million compared to $19.1 million, a decrease of 44.2%. Included in operating income is an impairment charge of $5.4 million, related to the long-lived assets at three restaurants and a $2.2 million charge for a legal settlement

•	Net income was $8.8 million compared to $13.3 million

•	Diluted net income per share was $0.60 compared to $0.92

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

General and Administrative Expenses, Restaurant Pre-Opening Cost, Depreciation and Amortization and Impairment Charge

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, and impairment charge from our consolidated statements of operations.

	Year Ended		Change
	December 30, 2006	December 29, 2007
			$	%
	(in thousands)
General and administrative expenses	$16,651	$22,166	$5,515	33.1%
Restaurant pre-opening costs	2,892	4,527	1,635	56.5%
Depreciation and amortization	10,640	11,940	1,300	12.2%
Impairment charge	—	5,427	5,427	*

*	Not meaningful

General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 33.1%, to $22.2 million from $16.7 million, primarily due to a legal charge of $2.2 million for a legal settlement, coupled with the seventeen restaurants added since December 30, 2006. General and administrative expenses as a percentage of revenues increased to 6.2% from 5.4%, primarily due to the charge for a legal settlement coupled with the addition of seventeen company-owned restaurants since December 30, 2006.

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

Impairment Charge. We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. During 2007, we recorded an impairment charge for long-lived assets in the amount of $5.4 million. The charge was related to the impairment of fixtures and equipment and leasehold improvements at three restaurants. Historically, the fourth quarter has been our strongest revenue quarter for our restaurants, however the three restaurants on which an impairment charge was incurred experienced individual circumstances in the fourth quarter within their local markets, which management believes will permanently impact the future cash flows of the restaurants. This decline in the expected cash flows caused management to determine that it was not probable that the assets would be recoverable. Therefore, the assets were written down to the estimated fair value, which was based on discounted future cash flows.

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

Net Income. Net income decreased $4.5 million, or 34.0%, to $8.8 million from $13.3 million in the fifty-two week period ended December 29, 2007, primarily due to the asset impairment charge coupled with the charge for a legal settlement, partially offset by a decrease in the effective tax rate resulting in a lower income tax expense.

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

The following table sets forth quarterly unaudited operating results in each of the 2007 and 2008 fiscal quarters:

	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$81,428	$89,646	$88,095	$99,478	$92,337	$99,699	$99,897	$98,785
Restaurant operating costs
Food and beverage	23,547	25,825	25,668	29,428	28,071	30,038	30,117	29,416
Labor	25,764	27,604	28,373	30,763	30,397	32,095	32,403	30,916
Operating	12,153	13,587	13,899	15,252	14,501	15,384	15,674	15,816
Occupancy	7,486	7,815	8,001	8,747	8,798	9,297	9,263	9,516

Total restaurant operating costs	68,950	74,831	75,941	84,190	81,767	86,814	87,457	85,664
General and administrative expenses	4,703	5,060	4,658	7,746	5,569	5,138	5,169	5,150
Restaurant pre-opening costs	448	479	2,097	1,502	1,184	692	1,460	1,092
Depreciation and amortization	2,800	2,831	2,952	3,357	3,394	3,652	3,932	4,065
Impairment/restructuring charges	—	—	—	5,427	—	452	—	83,461

Total costs and expenses	76,901	83,201	85,648	102,222	91,914	96,748	98,018	179,432

Operating income (loss)	4,527	6,445	2,447	(2,744)	423	2,951	1,879	(80,647)
Interest expense (income), net	(176)	(104)	(70)	124	329	87	278	480
Write off of loan transaction costs	—	—	—	—	—	—	—	376
Other income, net	—	—	—	—	(75)	(184)	(50)	—

Income (loss) before income taxes	4,703	6,549	2,517	(2,868)	169	3,048	1,651	(81,503)
Income tax expense (benefit)	1,458	2,030	477	(1,878)	51	691	291	(8,057)

Net income (loss)	$3,245	$4,519	$2,040	$(990)	$118	$2,357	$1,360	$(73,446)

Net income (loss) per share
Basic	$0.23	$0.31	$0.14	$(0.07)	$0.01	$0.16	$0.09	$(4.99)
Diluted	$0.22	$0.31	$0.14	$(0.07)	$0.01	$0.16	$0.09	$(4.99)
Shares used in computing net income (loss) per share
Basic	14,403	14,549	14,639	14,685	14,685	14,699	14,716	14,721
Diluted	14,701	14,783	14,817	14,685	14,685	14,699	14,721	14,721

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants.

The following table sets forth our sources and uses of cash:

	Year Ended
	2006	2007	2008
	(in thousands)
Net cash provided by operating activities	$34,427	$35,231	$27,358
Net cash used in investing activities	(30,314)	(56,001)	(48,538)
Net cash provided by financing activities	1,735	17,627	18,557
Effect of exchange rate changes on cash and cash equivalents	—	(67)	(292)

Net increase (decrease) in cash and cash equivalents	$5,848	$(3,210)	$(2,915)

Net cash provided by operating activities was $27.4 million in 2008, compared to $35.2 million in 2007 and $34.4 million in 2006. The decrease in net cash provided by operating activities in 2008 compared to 2007 was primarily due to the change in net income (loss) excluding non-cash impairment/restructuring charges, coupled with changes in working capital. The increase in net cash provided by operating activities in 2007 compared to 2006 was primarily due to changes in working capital and deferred taxes.

Net cash used in investing activities was $48.5 million in 2008, $56.0 million in 2007, and $30.3 million in 2006. We use cash primarily for property and equipment to open new restaurants, to purchase restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and existing restaurant capacity expanded during the period. Our net cash used in investing activities in 2008 reflects $43.8 million of expenditures related to restaurant openings. In 2007 we also purchased all of the assets of The Boathouse Restaurants in Vancouver B.C. for $14.5 million. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash provided by financing activities was $18.6 million in 2008, $17.6 million in 2007 and $1.7 million in 2006. Net cash provided by financing activities in 2008 was primarily the result of borrowings, net of payments, of $11.0 million on our revolving credit facility, coupled with deemed landlord financing contributions of $8.3 million. Net cash provided by financing activities in 2007 was primarily the result of borrowings, net of payments, of $13.0 million on our revolving credit facility, coupled with proceeds from exercised stock options of $4.1 million. Net cash provided by financing activities in 2006 was primarily a result of proceeds from exercised stock options of $1.5 million.

As of December 27, 2008, the outstanding balance on our revolving credit facility was $24.0 million. On January 29, 2009, we amended our revolving credit facility. In conjunction with the amendment, the maximum availably under the facility was adjusted from $150.0 million to $90.0 million, with an additional $50.0 million available at our request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive, including the minimum fixed charge ratio and the maximum adjusted leverage ratio covenants. The interest rate on U.S. borrowings under the credit facility, prior to amendment, was based on the financial institution’s base rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of January 29, 2009, the interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, and the interest rate on Canadian borrowings is based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, we are required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum growth capital expenditure. We were in compliance with these covenants as of December 27, 2008. As of December 27, 2008, our effective interest rate on our borrowings was 3.25%.

Under our revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 27, 2008 the maximum exposure under these standby letters of credit was $3.0 million. At December 27, 2008 we had $123.0 million available under our $150.0 million revolving credit facility, which was reduced to $90.0 million on January 29, 2009.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs, and potential initial operating losses related to new restaurants, for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 27, 2008, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily restaurant leases) and capital leases. We lease a majority of our restaurants and our corporate offices under non-cancelable operating leases. Most of our restaurants have an initial operating lease term of 10 to 20 years and one to three, five-year renewal options. Contractual obligations as of December 27, 2008 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt	$24,000	$—	$24,000	$—	$—
Operating leases	255,829	27,091	54,206	50,338	124,194
Capital leases, including interest	3,080	207	2,873	—	—
Purchase obligations(1)	415	415	—	—	—

Total	$283,324	$27,713	$81,079	$50,338	$124,194

(1)	Purchase obligations include commitments related to the construction of new restaurants and other non-food supply and service agreements.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 27, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $713,000 of unrecognized tax benefits have been excluded from the contractual obligations table above. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential interest of $169,000.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Indefinite Lived Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we consider the relationship between our market capitalization and its book value, among other factors, when reviewing for indicators of impairment. Goodwill impairment tests are based on determining our fair value based on our judgments and assumptions using income and market valuation approaches to arrive at its conclusion. Goodwill represents the excess of purchase price over the fair value of the net assets of the business acquired. Other intangible assets deemed to have indefinite lives include trademarks and tradenames used in the advertising and marketing of the restaurants. Other intangible assets deemed to have definite lives are amortized over their estimated useful lives.

The impairment evaluation for goodwill and indefinite lived intangible assets, which for us are trademarks and tradenames, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about our appropriate revenue growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact our fair value. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments.

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to claims arising in our 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our settlement of class action claims in California. See Item 3, “Legal Proceedings.”

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Operating Leases

We generally operate our restaurants in leased premises. We record the minimum base rents for our operating leases on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases we only have the right to exercise our option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when we determine at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability.

We receive certain tenant improvement allowances which are considered lease incentives and are amortized as a reduction of rent expense over the lease term. Accordingly, we have recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $20.4 million and $23.7 million as of December 29, 2007 and December 27, 2008, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 which did not result in a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS No. 141, “Business Combinations” (“SFAS 141(R)”). The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008.

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

We are exposed to market risk from changes in interest rates on borrowings, which under the terms of our revolving credit facility at December 27, 2008, bear interest at the financial institution’s prime rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. At the end of 2008, there was an outstanding balance of $24.0 million under our revolving credit facility. A hypothetical 40 basis point change in our effective borrowing rate would not have a material effect on our results of operations. We amended our credit facility on January 29, 2009. The change in terms under the amended credit facility would not have a material effect on the market risks we face.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. In 2008 we incurred a $4.5 million currency translation adjustment, which is reflected in other comprehensive income (loss) on the balance sheet. A hypothetical 10% decline in the foreign exchange rate between the Canadian dollar and the U.S. dollar would have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

McCormick and Schmick’s Seafood Restaurants, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of McCormick and Schmick’s Seafood Restaurants, Inc. and its subsidiaries at December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Portland, Oregon

March 10, 2009

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 29, 2007	December 27, 2008
Assets
Current assets
Cash and cash equivalents	$7,343	$4,428
Trade accounts receivable, net	10,135	9,283
Tenant improvement allowance receivables	7,663	2,344
Income tax receivable	1,736	3,789
Inventories	5,997	6,028
Prepaid rent	2,129	86
Prepaid expenses and other current assets	1,810	2,604
Deferred income taxes	5,206	97

Total current assets	42,019	28,659
Property and equipment, net	156,956	185,171
Other assets	58,899	3,689
Goodwill	27,769	—

Total assets	$285,643	$217,519

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,158	$18,919
Accrued expenses	33,668	31,361
Capital lease obligations	3,107	—

Total current liabilities	60,933	50,280
Other long-term liabilities	21,392	33,158
Revolving credit facility	13,000	24,000
Capital lease obligations	—	2,526
Deferred income taxes	11,521	1,760

Total liabilities	106,846	111,724

Commitments and Contingencies (Notes 13 and 16)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,685 shares issued and outstanding in 2007 and 14,721 shares issued and outstanding in 2008	15	15
Additional paid in capital	146,918	148,030
Accumulated other comprehensive income (loss)	2,828	(1,675)
Retained earnings (accumulated deficit)	29,036	(40,575)

Total stockholders’ equity	178,797	105,795

Total liabilities and stockholders’ equity	$285,643	$217,519

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 30, 2006	December 29, 2007	December 27, 2008
Revenues	$308,323	$358,647	$390,718

Restaurant operating costs
Food and beverage	89,443	104,468	117,642
Labor	95,886	112,503	125,811
Operating	46,044	54,892	61,375
Occupancy	27,650	32,048	36,874

Total restaurant operating costs	259,023	303,911	341,702
General and administrative expenses	16,651	22,166	21,026
Restaurant pre-opening costs	2,892	4,527	4,428
Depreciation and amortization	10,640	11,940	15,043
Impairment/restructuring charges	—	5,427	83,913

Total costs and expenses	289,206	347,971	466,112

Operating income (loss)	19,117	10,676	(75,394)
Interest expense (income), net	(228)	(226)	1,173
Write off of loan transaction costs	—		376
Other income, net	—	—	(308)

Income (loss) before income taxes	19,345	10,902	(76,635)
Income tax expense (benefit)	5,997	2,088	(7,024)

Net income (loss)	$13,348	$8,814	$(69,611)

Net income (loss) per share
Basic	$0.94	$0.60	$(4.73)
Diluted	$0.92	$0.60	$(4.73)
Shares used in computing net income (loss) per share
Basic	14,227	14,569	14,707
Diluted	14,521	14,769	14,707

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2005	14,179,206	$14	$136,292	$7,147	$—	$143,453
Share based compensation	—	—	1,326	—	—	1,326
Exercise of stock options	123,925	—	1,487	—	—	1,487
Tax effect of share based compensation	—	—	616	—	—	616
Net Income	—	—	—	13,348	—	13,348

Balances at December 30, 2006	14,303,131	14	139,721	20,495	—	160,230
Cumulative effect of FIN 48	—	—	—	(273)	—	(273)
Share based compensation	—	—	1,377	—	—	1,377
Exercise of stock options and vesting of restricted stock	381,860	1	4,107	—	—	4,108
Tax effect of share based compensation	—	—	1,713	—	—	1,713
Cumulative currency translation adjustment	—	—	—	—	2,828	2,828
Net Income	—	—	—	8,814	—	8,814

Total Comprehensive income	—	—	—	8,814	2,828	11,642

Balances at December 29, 2007	14,684,991	15	146,918	$29,036	2,828	178,797
Share based compensation	—	—	1,117	—	—	1,117
Vesting of restricted stock	36,056	—	—	—	—	—
Tax effect of share based compensation	—	—	(5)	—	—	(5)
Cumulative currency translation adjustment	—	—	—	—	(4,503)	(4,503)
Net loss	—	—	—	(69,611)	—	(69,611)

Total Comprehensive loss	—	—	—	(69,611)	(4,503)	(74,114)

Balances at December 27, 2008	14,721,047	$15	$148,030	$(40,575)	$(1,675)	$105,795

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 30, 2006	December 29, 2007	December 27, 2008
Operating activities
Net income (loss)	$13,348	$8,814	$(69,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,640	11,940	15,043
Deferred income taxes	2,370	(1,138)	(4,638)
Share based compensation	1,326	1,377	1,117
Impairment/restructuring charges	—	5,427	83,913
Write off of loan transaction costs	—	—	376
Changes in operating assets and liabilities
Trade accounts receivable	(1,417)	(3,692)	775
Tenant improvement allowance receivable	242	(6,125)	5,319
Income tax receivable	—	(1,736)	(2,053)
Inventories	(465)	(1,229)	(126)
Prepaid expenses and other current assets	(898)	(45)	1,213
Accounts payable	2,208	8,396	(4,821)
Accrued expenses	5,046	10,761	(2,716)
Other long-term liabilities	2,027	2,481	3,567

Net cash provided by operating activities	34,427	35,231	27,358

Investing activities
Purchase of property and equipment	(30,072)	(41,578)	(48,245)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	—	(14,481)	—
Other assets	(242)	58	(293)

Net cash used in investing activities	(30,314)	(56,001)	(48,538)

Financing activities
Loan costs	—	(799)	(619)
Borrowings made on revolving credit facility	—	41,500	135,500
Payments made on revolving credit facility	—	(28,500)	(124,500)
Proceeds from stock options exercised	1,487	4,108	—
Deemed landlord financing proceeds	—	—	8,315
Deemed landlord financing payments	—	—	(100)
Payments on capital lease obligations	(368)	(395)	(34)
Tax effect of share based compensation	616	1,713	(5)

Net cash provided by financing activities	1,735	17,627	18,557

Effect of exchange rate changes on cash and cash equivalents	—	(67)	(292)

Net increase (decrease) in cash and cash equivalents	5,848	(3,210)	(2,915)
Cash and cash equivalents, beginning of year	4,705	10,553	7,343

Cash and cash equivalents, end of year	$10,553	$7,343	$4,428

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$290	$741	$1,305
Income taxes, net of refunds	2,267	3,789	(706)

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dinning segment and, as of December 27, 2008, operates 92 restaurants including 86 restaurants in 25 states throughout the United States including one pursuant to a management agreement, and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the last Saturday in December. The fiscal years ended December 30, 2006, December 29, 2007 and December 27, 2008 were each comprised of 52 weeks. Approximately every six years a 53 week fiscal year occurs.

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

Trade Accounts Receivable

Trade accounts receivable consists of balances receivable from credit card companies and other third parties. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. The Company reviews the need for an allowance by assessing individual accounts receivable over a specific aging and amount. The Company has established an allowance for doubtful accounts as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
December 30, 2006	$107	$44	$44	$107
December 29, 2007	107	57	164	—
December 27, 2008	—	—	—	—

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inventories

Inventories, which consist principally of restaurant food, beverages and supplies, are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment under capitalized leases are amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in results of operations.

Estimated useful lives are generally as follows:

Equipment	3-10 years
Furniture and fixtures	5-10 years
Leasehold improvements	7-30 years
Buildings	39 years

Other Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. Goodwill impairment tests are based on determining the fair value of the Company based on management judgments and assumptions using income and market valuation approaches to arrive at its conclusion. Goodwill represents the excess of purchase price over the fair value of the net assets of the business acquired. Other intangible assets deemed to have indefinite lives include trademarks and tradenames used in the advertising and marketing of the restaurants. Other intangible assets deemed to have definite lives are amortized over their estimated useful lives.

The impairment evaluation for goodwill and indefinite lived intangible assets, which for the Company are trademarks and tradenames, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about the Company’s appropriate revenue growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the Company. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments.

The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The Company believes that the weakness in the U.S. residential housing and financial markets are principal factors in the prolonged decline in the stock markets, and as a result, the decrease in its market capitalization as compared to its book value. As of December 27, 2008, the

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

fair value of the Company was estimated to approximate its market capitalization plus a reasonable control premium. The Company’s adjusted market capitalization is based on the average closing stock price for the 15 days of trading prior to the year ended, December 27, 2008. The Company believes the control premium represents the estimated amount an investor would pay for its equity securities to obtain a controlling interest. The criteria used to derive the control premium included calculated control premiums for recent transactions of companies within our peer group.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Recognition of deferred tax assets is limited to amounts considered more likely than not to be realized in future periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company determines the gift card breakage rate based upon historical redemption patterns. The Company recognizes breakage income for those cards for which the likelihood of redemption is deemed to be remote. Gift card income is included within revenues in the consolidated statements of operations. Revenues are presented net of sales tax and the related obligation is recorded as a liability until the taxes are remitted to the appropriate taxing authorities.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Share-Based Compensation Plan

The Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS 123R for the years ended December 30, 2006, December 29, 2007 and December 27, 2008 was $1.3 million, $1.4 million and $1.1 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock awards.

The Company determined the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. The Company’s expected stock price volatility was based on historical volatility of the Company’s stock price since the initial public offering in 2004. The option life was based on the contractual life of the option. The expected term of the option was based on an average of selected peer companies in the Company’s industry and our expectation of average time until exercise of the options by the grantees. The estimated forfeiture rate was based on historical data and estimated future terminations over the vesting period of the award. The risk-free interest rate was based on the implied yield available at the time of grant on U.S. Treasury zero-coupon issues. Dividend yield is based on management’s estimation of dividends to be paid in the future.

The fair value of the Company’s stock options was estimated using the following assumptions. The Company did not grant any options during fiscal year 2008.

	Year Ended
	December 30, 2006	December 29, 2007
Expected volatility	24.3%	24.8%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	14%	14%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

On June 16, 2004, the Company adopted a 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, consultants, and to any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options vest over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. In May 2006, the Board of Directors approved up to a total of 30,000 options to be issued to employees at the discretion of management. During fiscal year 2007 a total of 25,000 options were awarded to various employees at a price equal to the stock price on the date of the grant. One third of the grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company.

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

Each award shall expire on the date determined at the date of grant, however, the maximum term of options, stock appreciation rights (“SARs”) and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of December 27, 2008, options to acquire a total of 904,600 shares of the Company’s common stock have been granted under the Plan at a price equal to the fair market value of the stock on the date of grant.

Restaurant Pre-Opening Costs

Restaurant pre-opening costs, consisting primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel, and non-cash rent expenses during the construction period are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $3.7 million, $5.0 million, and $5.5 million for the fiscal years ended December 30, 2006, December 29, 2007 and December 27, 2008, respectively.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Options to purchase 700,691, 337,277, and 319,311 shares of common stock were outstanding at December 30, 2006, December 29, 2007, and December 27, 2008, respectively. Restricted stock outstanding was 138,500, 73,322, and 115,388 on December 30, 2006, December 29, 2007, and December 27, 2008, respectively. The diluted weighted average number of shares calculation includes 293,457 and 199,805 shares subject to stock options or restricted stock grants for the years ended December 30, 2006 and December 29, 2007. There were no diluted shares for the year ended December 27, 2008. For the fifty-two week periods ended December 29, 2007, and December 27, 2008, 23,464 and 321,223, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

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

The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term, as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $20.4 million and $23.7 million as of December 29, 2007 and December 27, 2008, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

Derivative Instruments and Hedging Activities

The Company accounts for all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statements of operations or accumulated other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the consolidated statement of operations. For derivatives not recognized as hedges, the gain or loss on the derivative in the period of change is recognized as other income.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

If the Company were to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity. As of December 29, 2007, and December 27, 2008, the Company did not hold a position in a derivative instrument and did not have any hedges outstanding.

3. Property and Equipment

Property and Equipment and related accumulated depreciation and amortization consist of the following:

	December 29, 2007	December 27, 2008
	(in thousands)
Fixtures and equipment	$68,356	$82,107
Equipment under capital leases(1)	1,713	—
Leasehold improvements	127,786	157,840
Construction in progress	7,791	6,827
Buildings	4,008	4,008
Buildings under capital lease	3,563	2,825
Land	1,563	1,563

	214,780	255,170
Less: Accumulated depreciation and amortization	(57,824)	(69,999)

Property and equipment, net	$156,956	$185,171

(1)	All capital leases for equipment ended during fiscal year 2008, at which time these assets were acquired by the Company and transferred to Fixtures and equipment.

The Company capitalized $580,000 in interest costs for the year ended December 29, 2007 and $449,000 for the year ended December 27, 2008. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 30, 2006, December 29, 2007 and December 27, 2008 was $10.6 million, $11.9 million and $15.0 million, respectively.

4. Other Assets

Other assets consist of the following:

	December 29, 2007	December 27, 2008
	(in thousands)
Tradename and trademarks	$55,449	$—
Loan costs	1,649	1,892
Liquor licenses	1,788	2,054
Notes receivable	268	233
Other	303	302

	59,457	4,481
Less accumulated amortization of loan costs	(558)	(792)

	$58,899	$3,689

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortization expense related to other assets (loan costs, prepaid management contract and covenants not to compete agreement) was $187,000, $162,000 and $235,106 for the years ended December 30, 2006, December 29, 2007 and December 27, 2008, respectively.

(in thousands)
Loan costs, net as of December 29, 2007	$1,091
Amortization expense recorded in the year ended December 27, 2008	235
Write off of loan transaction costs	376
Loan cost associated with the amendment of the credit facility	620

Loan costs, net as of December 27, 2008	$1,100

Estimated aggregate amortization expense related to loan costs is as follows (in thousands):

2009	$275
2010	275
2011	275
2012	275

$1,100

5. Accrued Expenses

Accrued expenses consist of the following:

	December 29, 2007	December 27, 2008
	(in thousands)
Accrued compensation and benefits	$13,898	$13,727
Gift card liability	10,506	10,365
Accrued sales tax	2,261	2,008
Accrued rent	1,186	931
Unearned income	511	611
Accrued legal settlements	2,200	264
Other	3,106	3,455

	$33,668	$31,361

6. Long-Term Debt

As of December 27, 2008, the outstanding balance on the Company’s revolving credit facility was $24.0 million. On January 29, 2009 the existing revolving credit facility was amended. In conjunction with the amendment, the availably under the facility was adjusted from $150.0 million to $90.0 million, with an additional $50.0 million available at the Company’s request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive, including the minimum fixed charge ratio and the maximum adjusted leverage ratio covenants. The interest rate on the U.S. borrowings, prior to amendment, was based on the financial institution’s base rate plus a margin of up to 0.50% or the Eurodollar rate plus a margin of 0.625% to 1.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 0.725% to 1.60%, with margins determined by certain financial ratios. As of January 29, 2009, the interest rate

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, and the interest rate on Canadian borrowings is based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum growth capital expenditures. The Company was in compliance with these covenants as of December 27, 2008. As of December 27, 2008, the Company’s effective interest rate on its borrowings was 3.25%, which was calculated using the financial institution’s base rate of 3.25%.

Under the Company’s revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 27, 2008 the maximum exposure under these standby letters of credit was $3.0 million. At December 27, 2008 the Company had $123.0 million available under its $150.0 million revolving credit facility, which was reduced to $90.0 million on January 29, 2009.

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 29, 2007	December 27, 2008
	(in thousands)
Deferred rent	$14,594	$17,674
Unamortized tenant improvement allowances	5,497	5,747
Deemed landlord financing liability	—	8,215
Other	1,301	1,522

	$21,392	$33,158

8. Capital Leases

The Company leases its restaurant facilities in Port Moody, British Columbia. The Company has a purchase option, which upon exercise, gives the Company the right to acquire the building at a predetermined price. The purchase option expires October 1, 2011. The lessor has a put option, which upon exercise, would require the Company to purchase the property. The put option may only be exercised within 60 days of the fifth anniversary of the commencement date of the lease, October 1, 2012, at a predetermined price. The Company was also the lessee of equipment and other assets under capital leases. The assets and related liabilities under capital leases are recorded at the fair value of the assets at the inception of the lease.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The building, equipment and related accumulated amortization recorded under capital leases are as follows:

	December 29, 2007	December 27, 2008
	(in thousands)
Building	$3,563	$2,825
Equipment(1)	1,713	—
Less: Accumulated amortization	(1,147)	(88)

Capital leases, net	$4,129	$2,737

(1)	All capital leases for equipment ended during fiscal year 2008, at which time these assets were acquired by the Company and transferred to Fixtures and equipment.

Minimum future lease payments under capital leases as of December 27, 2008 are as follows (in thousands):

2009	$207
2010	2,873

Total minimum lease payments	3,080
Less: Amount representing interest	(554)

Present value of net minimum lease payments	2,526
Less: Current portion	—

Long-term portion	$2,526

9. Income Taxes

The provision for income taxes consists of:

	Year Ended
	December 30, 2006	December 29, 2007	December 27, 2008
	(in thousands)
Income (loss) before income taxes
United States	$19,345	$9,726	$(68,143)
Foreign	—	1,176	(8,492)

	19,345	10,902	(76,635)
Current tax expense (benefit)
Federal	2,961	2,355	(2,688)
State and local	666	692	34
Foreign	—	179	268

	3,627	3,226	(2,386)
Deferred tax expense (benefit)
Federal	1,907	(1,283)	(3,915)
State and local	463	(31)	(543)
Foreign	—	176	(180)

	2,370	(1,138)	(4,638)

Total tax expense (benefit)	$5,997	$2,088	$(7,024)

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 30, 2006	December 29, 2007	December 27, 2008
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	5.2%	5.6%	4.3%
Foreign rate differential	—	(0.5)%	(0.5)%
Nondeductible expenses	0.3%	0.6%	(0.1)%
FICA tip credits	(9.2)%	(17.6)%	2.6%
Other	(0.3)%	(3.9)%	(0.4)%
U.S. valuation allowance	—	—	(28.1)%
Foreign valuation allowance	—	—	(3.6)%

	31.0%	19.2%	9.2%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 29, 2007	December 27, 2008
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,006	$1,034
Deferred rent	5,809	7,020
Basis difference for intangible assets	—	14,228
Federal & state credits	1,004	2,324
FICA tip credits	10,268	16,969
Foreign	—	2,369
Other	885	1,356

Subtotal	19,972	45,300
Less valuation allowance	(86)	(24,017)

Total deferred tax assets	19,886	21,283
Deferred tax liabilities:
Prepaid expenses	(554)	(616)
Basis difference for fixed assets	(11,787)	(22,112)
Basis difference for intangible assets	(12,097)	—
Smallwares	(1,380)	—
Foreign	(194)	—
Other	(189)	(218)

Total deferred tax liabilities	(26,201)	(22,946)
Net deferred tax liability	$(6,315)	$(1,663)

U.S. income taxes have not been provided on the undistributed earnings of the Company’s Canadian subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of December 27, 2008, for federal income tax purposes, the Company had FICA tip credit carryforwards of $17.0 million, various employment based credits of $1.1 million, and alternative minimum tax credit carryforwards of $0.4 million. As of December 27, 2008, for state and local income tax purposes, the Company had net operating loss carryforwards of $13.3 million and other miscellaneous state credits of $0.8 million. If not used to reduce taxable income in future periods, portions of the FICA tip credit carryforwards and employment based credits will expire between 2021 and 2028, and the state and local net operating loss carryforwards will expire between 2009 and 2028. The alternative minimum tax credits and other miscellaneous state credits have indefinite lives and do not expire.

As a result of certain realization requirements of SFAS 123R, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of December 27, 2008, the Company had approximately $0.5 million of net operating loss carryforwards that are not included in the total deferred tax assets. If these net operating losses are recognized it is expected that any benefit would be recorded directly to additional paid in capital.

As of December 29, 2007 and December 27, 2008, the Company has provided a valuation allowance of $0.1 million and $24.0 million, respectively, against a portion of the deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. If recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 27, 2008 will be recognized as a reduction of income tax expense.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 30, 2006, the first day of the Company’s 2007 fiscal year. As a result of the implementation of FIN 48, the Company recorded a $500,000 increase in other long-term liabilities, representing accrued income taxes and interest, in the Company’s consolidated balance sheet for unrecognized tax benefits. This amount, net of a related increase of $230,000 to non-current deferred tax assets, was accounted for as a cumulative effect adjustment to the December 30, 2006 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 30, 2006	$500,000
Increases in tax positions for current year	78,000
Lapse in statute of limitations	(22,000)

Gross unrecognized tax benefits at December 29, 2007	556,000
Increases in tax positions for current year	77,000
Increases in tax positions for prior years	91,000
Lapse in statute of limitations	(11,000)

Gross unrecognized tax benefits at December 27, 2008	$713,000

Included in the balance of unrecognized tax benefits at December 29, 2007 and December 27, 2008 are $539,000 and $622,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 29, 2007 and December 27, 2008, the Company had accrued $120,000 and $169,000 of interest related to uncertain tax positions, respectively. The Company has accrued no penalties. The Company’s unrecognized tax benefits are largely related to certain state filing positions. The Company believes that it is reasonably possible that approximately $300,000 of its unrecognized tax benefits, primarily related to state tax filing positions, may be recognized by the end of 2009 as a result of a lapse of the statute of limitations. The Company does not expect any significant increase of its unrecognized tax benefits during 2009. As of December 29, 2007, the Company did not expect any significant increases or decreases in its unrecognized tax benefits during the year ended December 27, 2008. During the year ended December 27, 2008 unrecognized tax benefits, related to current year state filing positions and prior year federal tax filing positions, increased by $77,000 and $91,000, respectively.

The Company is subject to U.S. federal tax, Canadian federal and provincial tax and income tax of multiple state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years before 2001. The Company’s operations in Canada began in 2007 and are not subject to examination prior to the 2007 tax year.

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

In connection with our most recent impairment tests for goodwill and trademarks, all of the goodwill and trademarks associated with the purchase of The Boathouse restaurants were deemed to be impaired and were written off. See Note 14.

11. Related Party Transactions

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $0.9 million, $1.0 million and $1.0 million for the years ended December 30, 2006, December 29, 2007 and December 27, 2008, respectively.

12. Share-Based Compensation

The Company adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the fiscal years ended December 30, 2006, December 29, 2007 and December 27, 2008 was $1.3 million, $1.4 million and $1.1 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On June 16, 2004, the Company adopted a 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, consultants and to any parent or subsidiary of the Company. On July 20, 2004, the Company issued to officers and employees options to purchase an aggregate of 879,600 shares of common stock at $12.00 per share. These options vest over a three-year period and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. In May 2006, the Board of Directors approved up to a total of 30,000 options to be issued to employees at the discretion of management. During fiscal year 2007 a total of 25,000 options were awarded to various employees at a price equal to the stock price on the date of the grant. One third of the grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company.

In May 2006, the Company issued 142,000 shares of restricted stock to certain employees and executive officers at a price equal to $23.05, the fair market value of the stock on the date of grant. One third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. In April 2008, the Company issued 15,765 shares of restricted stock to the non-employee members of the Board of Directors at a price equal to $11.10, the fair market value of the stock on the date of grant. The restricted stock granted vests one year from the date of grant if the director is still serving the Company as of the anniversary date. In March 2008, the Company issued 68,968 shares of restricted stock to certain employees and executive officers at a price equal to $11.71, the fair market value of the stock on the date of grant. One-third of the restricted stock grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of December 27, 2008 there were 115,388 shares of restricted stock outstanding. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, SARs, restricted stock, stock bonuses and performance-based awards.

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

Each award shall expire on the date determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is 10 years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of December 27, 2008, options to purchase a total of 904,600 shares of the Company’s common stock have been granted under the Plan at a price equal to the fair market value of the stock on the date of grant.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of December 27, 2008:

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2005	832,846	$12.00	—	832,846
Awards granted	—	—	142,000	142,000
Awards exercised	123,925	12.00	—	123,925
Awards forfeited	8,230	12.00	3,500	11,730

Outstanding at December 30, 2006	700,691	12.00	138,500	839,191

Awards granted	25,000	24.71	—	25,000
Awards exercised	342,348	12.00	39,512	381,860
Awards forfeited	46,066	12.00	25,666	71,732

Outstanding at December 29, 2007	337,277	12.94	73,322	410,599

Awards granted	—	—	85,620	85,620	$356,179
Awards exercised	—	—	36,056	36,056	362,690
Awards forfeited	17,966	18.68	7,498	25,464	31,192

Outstanding at December 27, 2008	319,311	12.62	115,388	434,699	480,014

Exercisable at December 27, 2008	255,979	$12.26	—	255,979	$—

The table below summarizes information about stock options outstanding at December 27, 2008:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$12.00 – $26.81	319,311	5.4	$12.62	255,979	$12.26

As of December 29, 2007 and December 27, 2008, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $1.4 million and $1.0 million, respectively.

The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the fifty-two week period ended December 27, 2008 (in thousands).

Year ended December 27, 2008
Labor	$14
General and administrative expenses	1,103

Share-based compensation expense included in total costs and expenses	1,117
Income tax benefit related to share-based compensation	417

Share-based compensation expense related to employee stock options, net of tax	$700

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

In 2006, the Company was named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. The Company has contested the claims and has negotiated with the plaintiffs to reach a settlement. On February 28, 2008, the Company negotiated a resolution of the claims and the parties submitted the settlement to the Court for approval. The negotiated settlement included a monetary settlement and some changes to the Company’s hiring and employment practices. The Company took a $2.2 million charge in fiscal 2007 for the settlement of the claims. The Company does not anticipate the changes to its hiring and employment practices in connection with the settlement will significantly affect its operations. The settlement was approved by the court, and the settlement amount was paid, in April 2008.

The Company’s primary insurer has informed the Company it believes the Company has exhausted its insurance coverage with respect to claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the charge taken related to the settlement of class action claims. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if the Company’s insurer determines that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could be more expensive.

14. Impairment/Restructuring Charges

In the Company’s most recent impairment evaluation for long-lived assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company identified assets at two restaurant locations that were determined to be impaired as of December 27, 2008. The Company recorded an impairment charge of $2.8 million related to the impairment of fixtures, equipment, and leasehold improvements at two of its restaurants and a restructuring charge in the amount of $0.5 million related to the closure of one of its restaurants, Restaurant K, in Washington D.C. The restructuring charge was related to exit costs, including the estimated liability on its operating lease that terminates in June 2016. The Company is attempting to sublease the property in order to minimize net costs incurred over the remaining term of the lease. All of the leasehold improvements related to Restaurant K were fully impaired as of the end of fiscal year 2007.

In 2007, the Company recorded an impairment charge of $5.4 million related to the impairment of fixtures, equipment, and leasehold improvements at three restaurants. There were no impairments during 2006.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the impairment evaluation for goodwill and indefinite lived intangible assets, which for the Company are trademarks and tradenames, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about the Company’s appropriate revenue growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the Company. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments.

The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The Company believes that the weakness in the U.S. residential housing and financial markets are principal factors in the prolonged decline in its market capitalization as compared to its book value. As of December 27, 2008, the fair value of the Company was estimated to approximate its market capitalization plus a reasonable control premium. The Company’s adjusted market capitalization is based the average closing stock price for the 15 days of trading prior to the year ended, December 27, 2008. The Company believes the control premium represents the estimated amount an investor would pay for its equity securities to obtain a controlling interest. The criteria used to derive the control premium included calculated control premiums for recent transactions of companies within our peer group.

The Company completed its most recent impairment test on balances as of December 27, 2008, and determined that there was an impairment related to trademarks and tradenames, of $54.4 million, and goodwill, of $26.2 million, based primarily on the difference between its adjusted market capitalization and the carrying value of its assets. There were no impairments in 2006 or 2007 related to goodwill, trademarks and tradenames.

A summary of impairment/restructuring charges incurred were as follows:

	December 29, 2007	December 27, 2008
	(in millions)
Impairment of goodwill	$—	$26.2
Impairment of long lived assets	5.4	2.8
Impairment of trademarks and tradenames	—	54.4
Restructuring charge	—	0.5

Total impairment/restructuring charges	$5.4	$83.9

15. Employee Benefit Plans

The Company has a 401(k) contributory benefit plan for eligible employees, under which the Company may make discretionary contributions up to a maximum of 3% of the participant’s eligible compensation. For the years ended December 30, 2006, December 29, 2007 and December 27, 2008, Company matching contributions totaled approximately $0.4 million, $0.4 million, and $0.5 million respectively.

16. Operating Leases

The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for an initial term between 10 and 20 years with one to three five-year renewal options. The leases generally require the Company to pay property taxes, utilities, and various other use and occupancy costs.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Minimum rent payments under lease commitments as of December 27, 2008 are as follows:

(in thousands)
2009	$27,091
2010	27,734
2011	26,472
2012	26,062
2013	24,276
Thereafter	124,194

$255,829

Rent expense charged to operations under all operating leases is as follows:

	Year Ended
	December 30, 2006	December 29, 2007	December 27, 2008
	(in thousands)
Fixed rent	$18,027	$20,905	$24,930
Contingent rent, based on revenues	2,421	2,975	2,386
Non-cash rent	2,203	2,403	2,102

	$22,651	$26,283	$29,418

17. Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. All assets and liabilities of the subsidiary are translated at the prevailing exchange rate in effect at each applicable fiscal reporting period. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations.

18. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 which did not result in a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS No. 141, “Business Combinations” (“SFAS 141(R)”). The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of December 27, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 27, 2008, our internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 27, 2008 which is included in the Report of Independent Registered Public Accounting Firm contained in Item 8.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference to our definitive proxy statement, for our 2009 annual meeting of stockholders (the “2009 Proxy Statement”), under the caption “Proposal 1: Election of Directors,” to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 27, 2008. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our audit committee and our audit committee financial expert is incorporated by reference to the 2009 Proxy Statement under the captions “Corporate Governance—Board Committees” and “Report of the Audit Committee”.

Information regarding the process by which shareholders may nominate directors is incorporated by reference to the 2009 Proxy Statement under the caption “Additional Information—Stockholder Nominations for Directors”.

Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2009 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is hereby incorporated by reference to the 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to our 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Information regarding our share based compensation plan is included in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is hereby incorporated by reference to our 2009 Proxy Statement under the caption “Corporate Governance—Director Independence” and “Transactions with Related Persons, Promoters, and Certain Control Persons”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, appearing under the caption “Report of the Audit Committee—Fees Paid to Independent Registered Public Accounting Firm,” is hereby incorporated by reference to our 2009 Proxy Statement.

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

(a)(3) Exhibits. See Exhibit Index beginning on page 74 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 10, 2009.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/S/ WILLIAM T. FREEMAN
William T. Freeman
Chief Executive Officer (Principal Executive Officer)

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/S/ EMANUEL N. HILARIO
Emanuel N. Hilario
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, William T. Freeman and Emanuel N. Hilario, and each of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 27, 2008, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2009.

Signatures	Title

/s/ WILLIAM T. FREEMAN William T. Freeman	Chief Executive Officer (Principal Executive Officer)

/s/ EMANUEL N. HILARIO Emanuel N. Hilario	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. SCHMICK Douglas L. Schmick	Director

/s/ J. RICE EDMONDS J. Rice Edmonds	Director

/s/ ELLIOTT H. JURGENSEN JR. Elliott H. Jurgensen Jr.	Director

/s/ DAVID B. PITTAWAY David B. Pittaway	Director

Signatures	Title

/s/ JEFFREY D. KLEIN Jeffrey D. Klein	Director

/s/ JAMES R. PARISH James R. Parish	Director

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1		Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1, File No. 333-114977.

3.2		Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated February 14, 2008)

10.1		Amended and Restated Revolving Credit Agreement dated December 28, 2007 among McCormick & Schmick Acquisition Corp. and The Boathouse Restaurants of Canada, Inc., as borrowers, Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC, as sole lead arranger, and other specified lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 2, 2008) ; Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2008 (incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K for the period ended December 29, 2007); Amendment No. 2 to Amended and Restated Credit Agreement dated January 29, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 30, 2009)

10.2		Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977)

10.3		Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977) and Amendment to Lease dated November 23, 2005 between DLS Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated November 23, 2005)

10.4	*	Form of Amended and Restated Executive Severance Agreement entered into by Douglas L. Schmick, Emanuel N. Hilario and McCormick & Schmick’s Seafood Restaurants, Inc.

10.5	*	Employment Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008; Executive Severance and Non-Competition Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008

10.6	*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977)

10.7	*	Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977)

10.8	*	Form of Restricted Stock Agreement, as amended (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2006)

10.9	*	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended March 29, 2008)

21.1		Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc.

23.1		Consent of PricewaterhouseCoopers LLP

24.1		Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.