Form 10-Q
period 2009-03-28
McCormick & Schmicks Seafood Restaurants Inc.
filed 2009-05-06
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 14,841,182 shares of common stock outstanding as of May 1, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 27, 2008	March 28, 2009
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,428	$3,338
Trade accounts receivable, net	9,283	7,695
Tenant improvement allowance receivables	2,344	383
Income tax receivable	3,789	1,248
Inventories	6,028	6,009
Prepaid expenses and other current assets	2,690	2,681
Deferred income taxes	97	19

Total current assets	28,659	21,373
Property and equipment, net	185,171	184,142
Other assets	3,689	3,813

Total assets	$217,519	$209,328

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,919	$17,119
Accrued expenses	31,361	25,515

Total current liabilities	50,280	42,634
Revolving credit facility	24,000	23,000
Deferred rent and other long-term liabilities	33,158	34,583
Capital lease obligations	2,526	2,517
Deferred income taxes	1,760	1,746

Total liabilities	111,724	104,480

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,721 and 14,728 shares issued and outstanding	15	15
Additional paid in capital	148,030	148,323
Accumulated other comprehensive loss	(1,675)	(1,771)
Accumulated deficit	(40,575)	(41,719)

Total stockholders’ equity	105,795	104,848

Total liabilities and stockholders’ equity	$217,519	$209,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations-Unaudited

(in thousands, except per share data)

	Thirteen week period ended
	March 29, 2008	March 28, 2009
Revenues	$92,337	$91,894

Restaurant operating costs
Food and beverage	28,071	27,696
Labor	30,397	30,489
Operating	14,501	14,340
Occupancy	8,798	9,489

Total restaurant operating costs	81,767	82,014
General and administrative expenses	5,569	5,845
Restaurant pre-opening costs	1,184	562
Depreciation and amortization	3,394	4,080
Restructuring charge (Note 11)	—	181

Total costs and expenses	91,914	92,682

Operating income (loss)	423	(788)
Interest expense, net	329	378
Other expense (income), net	(75)	14

Income (loss) before income taxes	169	(1,180)
Income tax expense (benefit)	51	(36)

Net income (loss)	$118	$(1,144)

Net income (loss) per share
Basic and diluted	$0.01	$(0.08)
Shares used in computing net income (loss) per share
Basic and diluted	14,685	14,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirteen week period ended
	March 29, 2008	March 28, 2009
Operating activities
Net income (loss)	$118	$(1,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,394	4,080
Deferred income taxes	51	(37)
Share based compensation	258	365
Changes in operating assets and liabilities
Trade accounts receivable, net	1,861	1,585
Tenant improvement allowance receivables	618	1,961
Income tax receivable	1,736	2,424
Inventories	(74)	15
Prepaid expenses and other current assets	(545)	6
Accounts payable	(4,959)	(1,795)
Accrued expenses	(4,114)	(5,672)
Other long-term liabilities	829	825

Net cash provided by (used in) operating activities	(827)	2,613

Investing activities
Purchase of property and equipment	(10,280)	(3,060)
Additions to other assets	(173)	(230)

Net cash used in investing activities	(10,453)	(3,290)

Financing activities
Borrowings made on revolving credit facility	36,000	46,000
Payments made on revolving credit facility	(29,000)	(47,000)
Payments made on capital lease obligations	(9)	(9)
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	—	674
Deemed landlord financing payments	—	(60)

Net cash provided by (used in) financing activities	6,991	(395)

Effect of exchange rate changes on cash and cash equivalents	(62)	(18)

Net decrease in cash and cash equivalents	(4,351)	(1,090)
Cash and cash equivalents, beginning of period	7,343	4,428

Cash and cash equivalents, end of period	$2,992	$3,338

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$90	$309
Income taxes, net of refunds	$92	$(2,405)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of March 28, 2009, operated 94 restaurants including 88 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the thirteen week period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2009.

The condensed consolidated balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

3. Summary of Significant Accounting Policies

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

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. The Company recognizes income from gift cards when the gift card is redeemed by the customer; or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. Gift card income is included in revenues in the consolidated statements of operations. Revenues are presented net of sales tax and the related tax obligation is recorded as a liability until the taxes are remitted to the appropriate taxing authorities.

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

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated using the straight-line method and rent paid is recorded as deferred rent liability.

The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in deferred rent and other long-term liabilities of $23.7 million and $24.4 million as of December 27, 2008 and March 28, 2009, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, and for those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. Monetary assets and liabilities related to the Company’s operations in Canada are translated into U.S. dollars at the rate of exchange at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations.

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

5. Long-Term Debt

As of March 28, 2009, the outstanding balance on the Company’s revolving credit facility was $23.0 million. On January 29, 2009 the existing revolving credit facility was amended. In conjunction with the amendment, the availability under the facility was adjusted from $150.0 million to $90.0 million, with an additional $50.0 million available at the Company’s request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive, including the minimum fixed charge ratio and the maximum adjusted leverage ratio covenants. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. The Company was in compliance with these covenants as of March 28, 2009. As of March 28, 2009, the Company’s effective interest rate on its borrowings was 3.0%, which was calculated using the financial institution’s calculated base rate of 0.5%.

Under the Company’s revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of March 28, 2009, the maximum exposure under these standby letters of credit was $3.0 million. As of March 28, 2009, the Company had $64.0 million available under its $90.0 million revolving credit facility, subject to the conditions of the agreement.

6. Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the thirteen week periods ended March 29, 2008 and March 28, 2009 was $0.3 million and $0.4 million, respectively.

The fair value of the Company’s stock options was estimated using the following assumptions:

	Thirteen week period ended
	March 29, 2008	March 28, 2009
Expected volatility	24.8%	51.1%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	14%	0%
Risk-free interest rate	3.9%	1.12%
Dividend yield	0%	0%

As of March 28, 2009, options to acquire a total of 1,154,600 shares of the Company’s common stock had been granted under the Company’s 2004 Stock Incentive Plan (the “Plan”) at an average grant price of $10.53. In conjunction with the hiring of the Company’s Chief Executive Officer on January 12, 2009, the Company issued 250,000 options to him at a price equal to $3.92, the fair market value of the stock on the date of grant. One-third of the grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of March 28, 2009, there were 556,278 options outstanding, of which 250,279 were exercisable.

The Company has issued 232,725 shares of restricted stock at an average price of $18.42 from the Plan to employees, directors and executive officers. Grants are issued at fair market value on the date of the grant. Typically, one-third of the restricted stock grants vest on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. In April 2008, the Company issued 15,765 shares of restricted stock to the independent members of the Board of Directors at a price equal to $11.10, the fair market value of the stock on the date of grant. The restricted stock granted vests one year from the date of grant, if the Director is still serving the Company as of the anniversary date. As of March 28, 2009, there were 93,218 shares of restricted stock outstanding.

Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock bonuses and performance-based awards. Vesting of awards under the Plan may vary. Each award granted under the Plan may, at the discretion of the board of directors of the Company, become fully exercisable or payable, as applicable, upon a change of control of the Company. An option to purchase 250,000 shares of common stock was granted in the quarter ended March 28, 2009.

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of March 28, 2009, there were 265,333 shares of common stock available for grant under the Plan.

The following table summarizes the status of the Company’s share-based compensation plans, including stock options and restricted stock grants, as of March 28, 2009.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Stock Compensation (1)	Total Shares	Aggregate Intrinsic Value
Outstanding at December 27, 2008	319,311	$12.62	115,388	—	434,699
Awards granted	250,000	3.92	—	5,105	255,105	$—
Awards exercised	—	—	22,170	5,105	27,275	99,940
Awards forfeited	13,033	21.75	—	—	13,033	—

Outstanding at March 28, 2009	556,278	$8.50	93,218	—	649,496	$330,924

Exercisable at March 28, 2009	250,279	$12.13	—	—	250,279	$—

(1)	Directors may elect to receive their cash compensation for service as a director in the form of company stock, with the number of shares to be received determined by the closing price of the Company stock at the end of each fiscal quarter related to that quarter’s Board fee payments. A total of 5,105 shares were issued during the quarter ended March 28, 2009 at a price of $4.16, related to payments made to board members.

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price of $3.55 as of March 28, 2009 and the exercise price multiplied by the number of options outstanding as of that date. In the case of the restricted stock the aggregate intrinsic value is calculated using the closing price of the stock at March 28, 2009 multiplied by the number of shares outstanding as of that date.

The following table summarizes additional information about stock options outstanding at March 28, 2009.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$3.92 – $26.81	556,278	7.0	$8.50	250,279	$12.13

As of March 28, 2009, unamortized compensation expense related to stock options and restricted stock under the Plan was $1.3 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen week periods ended March 29, 2008 and March 28, 2009 (in thousands).

	Thirteen week period ended
	March 29, 2008	March 28, 2009
Labor	$3	$—
General and administrative expenses	255	365

Share-based compensation expense included in total costs and expenses	258	365
Income tax benefit related to share-based compensation	97	149

Share-based compensation expense related to employee stock options, net of tax	$161	$216

7. Income Taxes

As of March 28, 2009, there had been no material changes to the Company’s uncertain tax position disclosure as provided in the 2008 Annual Report on Form 10-K. The Company does not anticipate any significant changes to the balance of unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the thirteen week periods ended March 29, 2008 and March 28, 2009 are as follows (in thousands):

	Thirteen week period ended
	March 29, 2008	March 28, 2009
Net income (loss)	$118	$(1,144)
Other comprehensive loss - foreign currency translation	(747)	(96)

Total comprehensive loss	$(629)	$(1,240)

9. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for both the thirteen week period ended March 29, 2008 and the thirteen week period ended March 28, 2009.

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

11. Restructuring Charge

During the first quarter of the fiscal year 2009 the Company incurred a $181,000 restructuring charge as defined in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” related to termination benefits paid to employees effected by headcount reductions at both the Corporate office and in the restaurants.

12. Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s 2004 Stock Incentive Plan.

Options to purchase 319,311 and 556,278 shares of common stock were outstanding at December 27, 2008 and March 28, 2009, respectively. Restricted stock outstanding was 115,388 and 93,218 on December 27, 2008 and March 28, 2009, respectively.

There were no diluted shares for both the thirteen week period ended March 29, 2008 and the thirteen week period ended March 28, 2009. For the thirteen week periods ended March 29, 2008 and March 28, 2009, 477,234 and 522,247, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2008 contained in our 2008 Annual Report on Form 10-K.

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

Overview

As of March 28, 2009, we operated 94 restaurants, including 88 restaurants in the United States, of which one was operated pursuant to a management agreement, and six restaurants operated in Canada under The Boathouse name.

McCormick & Schmick’s has successfully grown over the past 37 years by offering our customers menus that, at most restaurants, are printed twice daily with a broad selection of affordable, quality, and fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. McCormick & Schmick’s inviting atmosphere and high quality, diverse menu offering and compelling price-value proposition appeals to a diverse base of casual diners, families, travelers and the business community. Our revenues are primarily generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to more than 72,000 members since its inception in 2006 and our online marketing e-mail club database to over 147,000 members.

We measure performance using key operating indicators such as comparable restaurant sales, food and beverage costs, labor costs, restaurant operating expenses, and occupancy costs, with a focus on these costs and expenses as a percentage of revenues. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. Comparable sales exclude the impact of currency translation. We also track trends in average weekly revenues at both the restaurant level and on a condensed consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting total restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include non-cash rent expense during the construction period.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 37 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. During the fourth quarter of 2007 we initiated a new steak program to complement our seafood offerings. Under the program, we increased the range of beef offerings on our menu, upgraded the quality of beef served and implemented new cooking techniques. As a result of the program, our beef entrée sales have increased to approximately 18% of our dinner entrée sales in the first quarter of 2009. We have also been highlighting our offerings of wild fish and are giving the most affluent customers the opportunity to trade up in product mix which has been positively affecting our average check. We will continue this in the second quarter of 2009 by offering Alaskan King Crab legs direct from the boat “Early Dawn” featured on the hit TV show “The Deadliest Catch”. We are also focusing on our everyday value messaging including our most recent offering of 10 lunch entrées under $10.

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

Our objective is to continue to prudently grow McCormick & Schmick’s Seafood Restaurants and The Boathouse restaurants in existing and new markets. We also consider acquisitions of additional restaurants or restaurant groups when opportunities arise. Our stated long term growth target is to grow restaurant units at a prudent pace between 13% and 15% per year. Because of the current environment, particularly uncertainty regarding consumer spending, and in line with our disciplined capital utilization, we are being more cautious when selecting new restaurant locations and in 2009 have planned to open only two new restaurants, both of which have already opened. Based on capital availability and economic conditions improving, we may open an additional restaurant in 2009.

Financial Performance Overview

The following are results of our financial performance for the thirteen week period ended March 28, 2009 compared to the thirteen week period ended March 29, 2008:

•	Revenues decreased 0.5% to $91.9 million from $92.3 million

•	Comparable restaurant sales decreased 13.9%

•	Restaurant pre-opening costs decreased to $0.6 million from $1.2 million

•	Operating income decreased to a loss of $0.8 million from income of $0.4 million

•	Net income decreased to a net loss of $1.1 million from net income of $0.1 million

•	Diluted earnings per share decreased to a loss per share of $0.08 from earnings per share of $0.01.

Thirteen Week Period Ended March 29, 2008 Compared to Thirteen Week Period Ended March 28, 2009

The following table sets forth our operating results from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended
	March 29, 2008		March 28, 2009
	(in thousands)
Revenues	$92,337	100.0%	$91,894	100.0%

Restaurant operating costs
Food and beverage	28,071	30.4%	27,696	30.1%
Labor	30,397	32.9%	30,489	33.2%
Operating	14,501	15.7%	14,340	15.6%
Occupancy	8,798	9.5%	9,489	10.3%

Total restaurant operating costs	81,767	88.5%	82,014	89.2%
General and administrative expenses	5,569	6.0%	5,845	6.4%
Restaurant pre-opening costs	1,184	1.3%	562	0.6%
Depreciation and amortization	3,394	3.7%	4,080	4.4%
Restructuring charge	—	—	181	0.2%

Total costs and expenses	91,914	99.5%	92,682	100.9%

Operating income (loss)	423	0.5%	(788)	(0.9)%
Interest expense, net	329	0.4%	378	0.4%
Other expense (income), net	(75)	(0.1)%	14	—

Income (loss) before income taxes	169	0.2%	(1,180)	(1.3)%
Income tax expense (benefit)	51	0.1%	(36)	—

Net income (loss)	$118	0.1%	$(1,144)	(1.2)%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended		Change
	March 29, 2008	March 28, 2009	$	%
	(in thousands)
Revenues	$92,337	$91,894	$(443)	(0.5)%

Restaurant operating costs
Food and beverage	$28,071	$27,696	$(375)	(1.3)%
Labor	30,397	30,489	92	0.3%
Operating	14,501	14,340	(161)	(1.1)%
Occupancy	8,798	9,489	691	7.9%

Total restaurant operating costs	$81,767	$82,014	$247	0.3%

Revenues. Revenues decreased $0.4 million, or 0.5%, to $91.9 million in the thirteen week period ended March 28, 2009 from $92.3 million in the thirteen week period ended March 29, 2008. The decrease was primarily due to the 13.9% decrease in comparable restaurants sales, which was partially offset by increased sales by restaurants not included in the comparable base. We had a total of 1,195 store operating weeks for the quarter ended March 28, 2009 compared to a total of 1,061 for the quarter ended March 29, 2008. The decrease in comparable restaurant sales was a result of a 15.9% decrease in traffic, which was partially offset by a net increase in pricing and product mix of 2.0%.

Food and Beverage Costs. Food and beverage costs decreased $0.4 million, or 1.3%, to $27.7 million in the thirteen week period ended March 28, 2009 from $28.1 million in the thirteen week period ended March 29, 2008. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 30.1% in the thirteen week period ended March 28, 2009 from 30.4% in the thirteen week period ended March 29, 2008, primarily due to increased menu pricing and better commodity prices.

Labor Costs. Labor costs increased $0.1 million, or 0.3%, to $30.5 million in the thirteen week period ended March 28, 2009 from $30.4 million in thirteen week period ended March 29, 2008. Labor costs as a percentage of revenues increased to 33.2% in the thirteen week period ended March 28, 2009 from 32.9% in the thirteen week period ended March 29, 2008, primarily due to deleveraging of fixed labor costs at the comparable restaurants. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs decreased $0.2 million, or 1.1%, to $14.3 million in the thirteen week period ended March 28, 2009 from $14.5 million in the thirteen week period ended March 29, 2008. This decrease was primarily due to lower marketing and printing costs partially offset by increased utilities costs. Operating costs as a percentage of revenues decreased to 15.6% in the thirteen week period ended March 28, 2009 from 15.7% in the thirteen week period ended March 29, 2008.

Occupancy Costs. Occupancy costs increased $0.7 million, or 7.9%, to $9.5 million in the thirteen week period ended March 28, 2009 from $8.8 million in the thirteen week period ended March 29, 2008, primarily due to the ten restaurants opened since March 29, 2008. Occupancy costs as a percentage of revenues increased to 10.3% in the thirteen week period ended March 28, 2009 from 9.5% in the thirteen week period ended March 29, 2008, primarily due to deleveraging of fixed occupancy costs.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Restructuring Charge

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and restructuring charge from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended		Change
	March 29, 2008	March 28, 2009	$	%
		(in thousands)
General and administrative expenses	$5,569	$5,845	$276	5.0%
Restaurant pre-opening costs	1,184	562	(622)	(52.5)%
Depreciation and amortization	3,394	4,080	686	20.2%
Restructuring charge	—	181	181	100.0%

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 5.0%, to $5.8 million in the thirteen week period ended March 28, 2009 from $5.6 million in the thirteen week period ended March 29, 2008, primarily due to increases in legal fees, management wages and share-based compensation, partially offset by lower variable compensation. General and administrative expenses as a percentage of revenues increased to 6.4% in the thirteen week period ended March 28, 2009 from 6.0% in the thirteen week period ended March 29, 2008, primarily due to the deleveraging of revenues, coupled with increases in legal fees, management wages and share-based compensation, partially offset by lower variable compensation.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.6 million, to $0.6 million in the thirteen week period ended March 28, 2009 from $1.2 million in the thirteen week period ended March 29, 2008, primarily due to the timing of restaurant openings and the number of restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 20.2%, to $4.1 million in the thirteen week period ended March 28, 2009 from $3.4 million in the thirteen week period ended March 29, 2008. The increase was primarily due to the ten restaurants opened since March 29, 2008. Depreciation and amortization as a percentage of revenues increased to 4.4% in the thirteen week period ended March 28, 2009 from 3.7% in the thirteen week period ended March 29, 2008, primarily due to the ten restaurants opened since March 29, 2008, coupled with the deleveraging of sales.

Restructuring charge. During the first quarter of the fiscal year 2009 we incurred a $181,000 restructuring charge as defined in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” related to termination benefits paid to employees effected by headcount reductions at both the corporate office and in the restaurants.

Interest Expense, Net, Other Expense (Income), Net, Income Tax Expense (Benefit) and Net Income (Loss)

The following table sets forth interest expense, net, other expense (income), net, income tax expense (benefit) and net income (loss) from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended		Change
	March 29, 2008	March 28, 2009	$	%
		(in thousands)
Interest expense, net	$329	$378	$49	14.9%
Other expense (income), net	(75)	14	89	(118.7)%

Income (loss) before income taxes	$169	$(1,180)	$(1,349)	*
Income tax expense (benefit)	51	(36)	(87)	(170.6)%

Net income (loss)	$118	$(1,144)	$(1,262)	*

*	Not meaningful

Interest Expense, Net. Interest expense, net, was a $0.4 million for the thirteen week period ended March 28, 2009, compared to $0.3 million in the thirteen week period ended March 29, 2008. The change was primarily due to the increased average borrowings outstanding, lower interest income earned on investment balances for the quarter ended March 28, 2009, and a lower effective interest rate on borrowings.

Other Expense (Income), Net. Other expense (income), net accounts for business interruption insurance proceeds and expenses. The business interruption was caused by weather related damage to our location at the CNN Center in Atlanta, GA, which caused the restaurant to close briefly for repairs.

Income Tax Expense (Benefit). Income tax benefit was $36 thousand in the thirteen week period ended March 28, 2009 compared to an income tax expense of $51 thousand in the thirteen week period ended March 29, 2008. Income tax expense (benefit) reflects an estimated annual effective tax rate of 3.1% compared to 30.2% in the thirteen week period ended March 29, 2008. The lower expected annualized effective income tax rate is primarily due to the anticipated realization in 2009 of reserved FICA tax credits and net operating carryforwards.

Net Income (Loss). Net income (loss) decreased $1.3 million to a net loss of $1.1 million in the thirteen week period ended March 28, 2009 from net income of $0.1 million in the thirteen week period ended March 29, 2008, primarily due to a decrease in comparable restaurant sales of 13.9%.

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

	Thirteen week period ended
	March 29, 2008	March 28, 2009
	(in thousands)
Net cash provided by (used in) operating activities	$(827)	$2,613
Net cash used in investing activities	(10,453)	(3,290)
Net cash provided by (used in) financing activities	6,991	(395)
Effect of exchange rate changes on cash and cash equivalents	(62)	(18)

Net decrease in cash and cash equivalents	$(4,351)	$(1,090)

The change in net cash provided by operating activities of $3.4 million in the thirteen week period ended March 28, 2009 compared to net cash used in operating activities of $0.8 million in the thirteen week period ended March 29, 2008 was primarily due to the timing of payments made to our creditors of $1.6 million, coupled with the change in tenant improvement allowances of $1.3 million and a change in net income (loss) between periods of $1.3 million.

Net cash used in investing activities was $3.3 million in the thirteen week period ended March 28, 2009 compared to $10.5 million in the thirteen week period ended March 29, 2008. We use cash primarily for equipment purchases and construction costs related to new restaurant openings, to purchase restaurants, and to upgrade and add capacity to existing restaurants. During the thirteen weeks ended March 28, 2009 and March 29, 2008, we opened two and three restaurants, respectively, which reflects our currently planned lower growth rate.

Net cash used in financing activities was $0.4 million in the thirteen week period ended March 28, 2009 compared to a net cash provided by financing activities of $7.0 million in the thirteen week period ended March 29, 2008. Net cash provided by or used in financing activities is primarily related to the borrowings and payments on our revolving credit facility. We utilize our revolving credit facility to fund our construction of new restaurants, remodeling of existing restaurants, as well as fund our ongoing operations. We expect to reduce our outstanding borrowings during the fiscal year.

As of March 28, 2009, the outstanding balance on our revolving credit facility was $23.0 million. On January 29, 2009, we amended our revolving credit facility. In conjunction with the amendment, the maximum availably under the facility was adjusted from $150.0 million to $90.0 million, with an additional $50.0 million available at our request if specified conditions are met. Among other things, the amendment also affected our covenants and interest rates on borrowings under the facility. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios. As of March 28, 2009, our effective interest rate on our borrowings was 3.0%. Under our revolving credit facility agreement, we are subject to certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. We were in compliance with these covenants as of March 28, 2009.

Under our revolving credit facility agreement, loans are collateralized by the stock of our subsidiaries and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of March 28, 2009, the maximum exposure under these standby letters of credit was $3.0 million. At March 28, 2009 we had $64.0 million available under our revolving credit facility, subject to the conditions of the agreement.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of March 28, 2009 we had not repurchased any shares.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction and pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next twelve months.

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

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for claims under the policy. See PART II. OTHER INFORMATION—ITEM 1. LEGAL PROCEEDINGS.

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

We receive certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term, as a reduction of rent expense over the lease term. Accordingly, we have recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in deferred rent and other long-term liabilities. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, and for those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

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

We are exposed to market risk from changes in interest rates on borrowings, which under the terms of our revolving credit facility at March 28, 2009, bear interest at the financial institution’s prime rate plus a margin of 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios. As of March 28, 2009, there was an outstanding balance of $23.0 million under our revolving credit facility. A hypothetical 30 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. For the thirteen week period ended March 28, 2009 we have incurred a $0.1 million currency translation adjustment, which is reflected in other comprehensive income (loss) on the balance sheet. A hypothetical 10% decline in the foreign exchange rate between the Canadian dollar and the U.S. dollar would have a material effect on our financial results.

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

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against us by private party plaintiffs and various government agencies, including federal, state and local taxing agencies, various state and local health departments, and the Equal Employment Opportunity Commission and other employment related agencies, among others. In certain instances we may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims. The Company is currently a defendant in several disputes that may be litigated in court.

In 2006, we were named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. We contested the claims and have negotiated with the plaintiffs to reach a settlement. The settlement was approved by the court, and the settlement amount was paid, in April 2008.

Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal year 2008, we initiated litigation to contest the insurer’s conclusion.

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

Some of these factors are beyond our control. We may not be able to achieve our expansion goals and our new restaurants may not be able to achieve operating results similar to those of our existing restaurants. Due to the economic outlook, we have opened only two restaurants in 2009, and are not planning to open any additional restaurants in fiscal 2009, which is fewer than in the last several years. Based on capital availability and economic conditions improving, we may open an additional restaurant in 2009.

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

We opened twelve company-owned restaurants and acquired five The Boathouse restaurants in 2007, and in 2008 we opened eleven company-owned restaurants. We opened two company-owned restaurants in 2009, and we do not anticipate opening additional restaurants in 2009. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

As of March 28, 2009, we operated five restaurants in the Seattle, Washington area, seven in the Portland, Oregon area, fourteen in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year and that several claims arising in 2005 through 2008 coverage years are related to the 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our settlement of class action claims in California. See Item 3, “Legal Proceedings.” We may not succeed in our planned contest of our insurer’s conclusion. If we are unsuccessful, and if our insurer determines that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Items identified with an asterisk (*) are management contracts or compensatory plan arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 17, 2009)

10.1	Amendment No. 2 to Amended and Restated Credit Agreement dated January 29, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 30, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 6, 2009