Form 10-Q
period 2009-06-27
McCormick & Schmicks Seafood Restaurants Inc.
filed 2009-08-05
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 14,832,695 shares of common stock outstanding as of July 30, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 27, 2008	June 27, 2009
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,428	$6,457
Trade accounts receivable, net	9,283	7,275
Tenant improvement allowance receivables	2,344	283
Income tax receivable	3,789	409
Inventories	6,028	5,760
Prepaid expenses and other current assets	2,690	2,440
Deferred income taxes	97	107

Total current assets	28,659	22,731
Property and equipment, net	185,171	181,398
Other assets	3,689	3,760

Total assets	$217,519	$207,889

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,919	$16,849
Accrued expenses	31,361	23,775

Total current liabilities	50,280	40,624
Revolving credit facility	24,000	21,000
Deferred rent and other long-term liabilities	33,158	35,145
Capital lease obligations	2,526	2,718
Deferred income taxes	1,760	1,884

Total liabilities	111,724	101,371

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,721 and 14,785 shares issued and outstanding	15	15
Additional paid in capital	148,030	148,224
Accumulated other comprehensive loss	(1,675)	(1,190)
Accumulated deficit	(40,575)	(40,531)

Total stockholders’ equity	105,795	106,518

Total liabilities and stockholders’ equity	$217,519	$207,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Twenty-six week period ended
	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Revenues	$99,699	$92,742	$192,039	$184,636

Restaurant operating costs
Food and beverage	30,038	27,517	58,109	55,214
Labor	32,095	30,269	62,492	60,757
Operating	15,384	14,158	29,885	28,498
Occupancy	9,297	9,501	18,095	18,990

Total restaurant operating costs	86,814	81,445	168,581	163,459
General and administrative expenses	5,138	4,947	10,709	10,793
Restaurant pre-opening costs	692	80	1,876	641
Depreciation and amortization	3,652	4,293	7,047	8,373
Impairment, restructuring and other charges (Note 11)	452	371	452	552

Total costs and expenses	96,748	91,136	188,665	183,818

Operating income	2,951	1,606	3,374	818
Interest expense, net	87	469	416	847
Other expense (income), net	(184)	13	(258)	27

Income (loss) before income taxes	3,048	1,124	3,216	(56)
Income tax expense (benefit)	691	(64)	741	(100)

Net income	$2,357	$1,188	$2,475	$44

Net income per share
Basic	$0.16	$0.08	$0.17	$—
Diluted	$0.16	$0.08	$0.17	$—
Shares used in computing net income per share
Basic	14,699	14,773	14,692	14,750
Diluted	14,699	14,807	14,692	14,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Twenty-six week period ended
	June 28, 2008	June 27, 2009
Operating activities
Net income	$2,475	$44
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,047	8,373
Deferred income taxes	676	(134)
Share based compensation	523	448
Impairment, restructuring and other charges	—	277
Changes in operating assets and liabilities
Trade accounts receivable, net	1,843	2,025
Tenant improvement allowance receivables	4,697	2,061
Income tax receivable	1,527	3,263
Inventories	(168)	273
Prepaid expenses and other current assets	(783)	244
Accounts payable	(3,525)	(2,092)
Accrued expenses	(3,211)	(7,792)
Accrued legal settlement	(2,200)	—
Other long-term liabilities	1,403	1,575

Net cash provided by operating activities	10,304	8,565

Investing activities
Purchase of property and equipment	(29,077)	(3,975)
Additions to other assets	(293)	(231)

Net cash used in investing activities	(29,370)	(4,206)

Financing activities
Borrowings made on revolving credit facility	70,000	71,500
Payments made on revolving credit facility	(59,500)	(74,500)
Payments made on capital lease obligations	(18)	(20)
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	4,530	672
Deemed landlord financing payments	(209)	(116)
Issuance of restricted stock	—	21

Net cash provided by (used in) financing activities	14,803	(2,443)

Effect of exchange rate changes on cash and cash equivalents	(70)	113

Net increase (decrease) in cash and cash equivalents	(4,333)	2,029
Cash and cash equivalents, beginning of period	7,343	4,428

Cash and cash equivalents, end of period	$3,010	$6,457

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$431	$752
Income taxes, net of refunds	$622	$(3,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of June 27, 2009, operated 93 restaurants including 87 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen week period ended June 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2009.

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

The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in deferred rent and other long-term liabilities of $23.7 million and $25.0 million as of December 27, 2008 and June 27, 2009, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria of EITF 97-10, and for those leases that do not qualify for sale leaseback treatment in accordance with SFAS No. 98, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

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

4. Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective with this interim report for the period ending June 27, 2009. The Company has performed an evaluation of subsequent events through August 5, 2009, which is the date the financial statements were issued. No recognized or non-recognized subsequent events were noted.

5. Long-Term Debt

As of June 27, 2009, the outstanding balance on the Company’s revolving credit facility was $21.0 million. On January 29, 2009 the existing revolving credit facility was amended. In conjunction with the amendment, the availability under the facility was reduced from $150.0 million to $90.0 million, with an additional $50.0 million available at the Company’s request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive, including the minimum fixed charge ratio and the maximum adjusted leverage ratio covenants. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. The Company was in compliance with these covenants as of June 27, 2009. As of June 27, 2009, the Company’s effective interest rate on its borrowings was 2.8%, which was calculated using the financial institution’s calculated base rate of 0.3%.

Under the Company’s revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of June 27, 2009, the maximum exposure under these standby letters of credit was $3.0 million. As of June 27, 2009, the Company had $66.0 million available, subject to the conditions of the agreement, under its $90.0 million revolving credit facility.

6. Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the thirteen week periods ended June 28, 2008 and June 27, 2009 was $0.3 million and $0.1 million, respectively.

The fair value of the Company’s stock options was estimated using the following assumptions:

	Thirteen and Twenty- six week periods ended
	June 28, 2008	June 27, 2009
Expected volatility	24.8%	51.1%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	14%	0%
Risk-free interest rate	3.9%	1.12%
Dividend yield	0%	0%

As of June 27, 2009, options to acquire a total of 1,154,600 shares of the Company’s common stock had been granted under the Company’s 2004 Stock Incentive Plan (the “Plan”) at an average grant price of $10.53. In conjunction with the hiring of the Company’s Chief Executive Officer on January 12, 2009, the Company issued 250,000 options to him at a price equal to $3.92, the fair market value of the stock on the date of grant. One-third of the grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of June 27, 2009, there were 553,778 shares subject to options outstanding, of which 248,779 were exercisable.

The Company has issued 232,725 shares of restricted stock at an average price of $18.42 to employees, directors and executive officers. Grants are issued at fair market value on the date of the grant. Typically, one-third of the restricted stock grants vest on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. In April 2008, the Company issued 15,765 shares of restricted stock to the independent members of the Board of Directors at a price equal to $11.10, the fair market value of the stock on the date of grant. The restricted stock granted vests one year from the date of grant, if the Director is still serving the Company as of the anniversary date. As of June 27, 2009, there were 38,011 shares of restricted stock outstanding still subject to vesting.

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

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of June 27, 2009, there were 285,776 shares of common stock available for grant under the Plan.

The following table summarizes the status of the Company’s share-based compensation plans, including stock options and restricted stock grants, as of June 27, 2009.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Stock Compensation (1)	Total Shares	Aggregate Intrinsic Value
Outstanding at December 27, 2008	319,311	$12.62	115,388	—	434,699
Awards granted	250,000	3.92	—	5,105	255,105	$884,818
Awards exercised	—	—	66,090	5,105	71,195	359,184
Awards forfeited	15,533	20.18	11,287	—	26,820	82,508

Outstanding at June 27, 2009	553,778	$8.48	38,011	—	591,789	$1,125,360

Exercisable at June 27, 2009	248,779	$12.19	—	—	248,779	$—

(1)	Directors may elect to receive their cash compensation for service as a director in the form of company stock, with the number of shares to be received determined by the closing price of the Company stock at the end of each fiscal quarter related to that quarter’s Board fee payments. A total of 5,105 shares were issued during the quarter ended March 28, 2009 at a price of $4.16, related to payments made to board members.

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price of $7.31 as of June 27, 2009 and the exercise price multiplied by the number of shares subject to options outstanding as of that date. In the case of the restricted stock, the aggregate intrinsic value is calculated using the closing price of the stock at June 27, 2009 multiplied by the number of shares outstanding as of that date still subject to vesting.

The following table summarizes additional information about stock options outstanding at June 27, 2009.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$3.92 – $26.81	553,778	7.1	$8.48	248,779	$12.19

As of June 27, 2009, unamortized compensation expense related to stock options and restricted stock under the Plan was $1.1 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards under SFAS 123R for the thirteen and twenty-six week periods ended June 28, 2008 and June 27, 2009 (in thousands).

	Thirteen week period ended		Twenty-six week period ended
	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Labor	$2	$—	$5	$—
General and administrative expenses	270	83	525	448

Share-based compensation expense included in total costs and expenses	272	83	530	448
Income tax benefit related to share-based compensation	105	25	202	174

Share-based compensation expense related to employee stock options, net of tax	$167	$58	$328	$274

7. Income Taxes

As of June 27, 2009, there had been no material changes to the Company’s uncertain tax position disclosure as provided in the 2008 Annual Report on Form 10-K. The Company does not anticipate any significant changes to the balance of unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

8. Comprehensive Income

The components of comprehensive income for the thirteen and twenty-six week periods ended June 28, 2008 and June 27, 2009 are as follows (in thousands):

	Thirteen week period ended		Twenty-six week period ended
	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Net income	$2,357	$1,188	$2,475	$44
Other comprehensive income (loss):
Foreign currency translation	105	581	(642)	485

Total comprehensive income	$2,462	$1,769	$1,833	$529

9. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for both the thirteen week period ended June 28, 2008 and the thirteen week period ended June 27, 2009.

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

11. Impairment, Restructuring and Other Charges

During the second quarter of fiscal year 2009, the Company incurred a net charge of $371,000 related to impairment, restructuring and other charges. Of the charges incurred, $395,000 related to severance costs and other termination benefits paid to employees. The Company also incurred net impairment charges as defined in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for exit costs of $132,000 associated with the closing of the Oak St. location in Portland, OR, and recorded a net credit of $156,000 attributable to the subleasing and sale of leasehold improvements of Restaurant K in Washington D.C. All of the leasehold improvements related to Restaurant K were written off as of the end of fiscal year 2007.

12. Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s 2004 Stock Incentive Plan.

There were no dilutive shares for the thirteen and twenty-six week periods ended June 28, 2008. There were 33,673 and 12,938 dilutive shares for the thirteen and twenty-six week periods ended June 27, 2009, respectively. For the thirteen and twenty-six week period ended June 28, 2008 and June 27, 2009, 448,831 and 303,778, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

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

Overview

As of June 27, 2009, we operated 93 restaurants, including 87 restaurants in the United States, of which one was operated pursuant to a management agreement, and six restaurants operated in Canada under The Boathouse name.

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

We utilize a broad-based marketing approach to drive guest traffic which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to nearly 85,000 members since its inception in 2006 and our online marketing e-mail club database to nearly 180,000 members.

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

The most significant restaurant operating costs are food and beverage costs, labor costs and employee benefit costs. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu twice daily in most of our restaurants, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we are actively managing our fixed and variable labor costs to closely align our costs with our projected sales volumes on a week to week basis. We are leveraging the experience and expertise of our vice presidents of operations and regional managers to help our restaurant managers diligently manage our restaurant payroll expenses. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review and implement strategies to effectively control increases.

General and administrative expenses are controlled in absolute amounts and monitored as a percentage of revenues. As we have grown, we have incurred substantial training costs and made significant investments in infrastructure, including our information systems. We expect these expenses to level off as a percentage of revenues over time as we leverage the benefits of our investments.

Identification of appropriate new restaurant sites is essential to our growth strategy. We evaluate and invest in new restaurants based on site-specific projected returns on investment. We believe our restaurant model and flexible real estate strategy provide us with continued opportunities to find attractive real estate locations on favorable terms.

Strategic Focus and Operating Outlook

Our primary business focus for over 37 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. During the fourth quarter of 2007 we initiated a new steak program to complement our seafood offerings. Under the program, we increased the range of beef offerings on our menu, upgraded the quality of beef served, and implemented new seasoning techniques. As a result of the program, our beef entrée sales have increased to approximately 18% of our dinner entrée sales in the second quarter of 2009. We have also been highlighting our offerings of wild fish, which give the most affluent customers the opportunity to trade up in product mix. We have continued our focus of offering the best seasonal species, such as the variety of lobster dishes we offered in the second quarter of 2009. We are also focusing on our everyday value messaging including our most recent offering of 10 lunch entrées under $10.

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

Our objective is to continue to prudently grow McCormick & Schmick’s Seafood Restaurants and The Boathouse restaurants in existing and new markets. We also consider acquisitions of additional restaurants or restaurant groups when opportunities arise. Our stated long term growth target is to grow restaurant units at a prudent pace with economic conditions factored into our growth decisions. Because of the current economic environment, particularly uncertainty regarding consumer spending, and in line with our disciplined capital utilization, we are being more cautious when selecting new restaurant locations and in 2009 have opened both of our planned new restaurants.

Financial Performance Overview

The following are results of our financial performance for the thirteen week period ended June 27, 2009 compared to the thirteen week period ended June 28, 2008:

•	Revenues decreased 7.0% to $92.7 million from $99.7 million

•	Comparable restaurant sales decreased 17.3%

•	Restaurant pre-opening costs decreased to $0.1 million from $0.7 million

•	Operating income decreased to $1.6 million from $3.0 million

•	Net income decreased to $1.2 million from $2.4 million

•	Diluted earnings per share decreased to $0.08 from $0.16

Thirteen Week Period Ended June 28, 2008 Compared to Thirteen Week Period Ended June 27, 2009

The following table sets forth our operating results from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended
	June 28, 2008		June 27, 2009
	(in thousands)
Revenues	$99,699	100.0%	$92,742	100.0%

Restaurant operating costs
Food and beverage	30,038	30.1%	27,517	29.7%
Labor	32,095	32.2%	30,269	32.6%
Operating	15,384	15.4%	14,158	15.3%
Occupancy	9,297	9.3%	9,501	10.2%

Total restaurant operating costs	86,814	87.1%	81,445	87.8%
General and administrative expenses	5,138	5.2%	4,947	5.3%
Restaurant pre-opening costs	692	0.7%	80	0.1%
Depreciation and amortization	3,652	3.7%	4,293	4.6%
Impairment, restructuring and other charges	452	0.5%	371	0.4%

Total costs and expenses	96,748	97.0%	91,136	98.3%

Operating income	2,951	3.0%	1,606	1.7%
Interest expense, net	87	0.1%	469	0.5%
Other expense (income), net	(184)	(0.2)%	13	—

Income before income taxes	3,048	3.1%	1,124	1.2%
Income tax expense (benefit)	691	0.7%	(64)	(0.1)%

Net income	$2,357	2.4%	$1,188	1.3%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended		Change
	June 28, 2008	June 27, 2009	$	%
	(in thousands)
Revenues	$99,699	$92,742	$(6,957)	(7.0)%

Restaurant operating costs
Food and beverage	$30,038	$27,517	$(2,521)	(8.4)%
Labor	32,095	30,269	(1,826)	(5.7)%
Operating	15,384	14,158	(1,226)	(8.0)%
Occupancy	9,297	9,501	204	2.2%

Total restaurant operating costs	$86,814	$81,445	$(5,369)	(6.2)%

Revenues. Revenues decreased $7.0 million, or 7.0%, to $92.7 million in the thirteen week period ended June 27, 2009 from $99.7 million in the thirteen week period ended June 28, 2008. The decrease was primarily due to the 17.3% decrease in comparable restaurants sales, which was partially offset by increased sales by restaurants not included in the comparable base. We had a total of 1,209 store operating weeks for the quarter ended June 27, 2009 compared to a total of 1,093 for the quarter ended June 28, 2008. The decrease in comparable restaurant sales of 17.3% was a result of a 16.7% decrease in traffic, which was coupled with a net decrease in pricing and product mix of 0.6%.

Food and Beverage Costs. Food and beverage costs decreased $2.5 million, or 8.4%, to $27.5 million in the thirteen week period ended June 27, 2009 from $30.0 million in the thirteen week period ended June 28, 2008. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 29.7% in the thirteen week period ended June 27, 2009 from 30.1% in the thirteen week period ended June 28, 2008, primarily due to increased cost efficiencies from restaurants not included in the comparable base coupled with better commodity prices.

Labor Costs. Labor costs decreased $1.8 million, or 5.7%, to $30.3 million in the thirteen week period ended June 27, 2009 from $32.1 million in thirteen week period ended June 28, 2008. Labor costs as a percentage of revenues increased to 32.6% in the thirteen week period ended June 27, 2009 from 32.2% in the thirteen week period ended June 28, 2008, primarily due to deleveraging of fixed labor costs at the comparable restaurants. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs decreased $1.2 million, or 8.0%, to $14.2 million in the thirteen week period ended June 27, 2009 from $15.4 million in the thirteen week period ended June 28, 2008. This decrease was primarily due to lower advertising, janitorial and utilities costs as a result of our cost saving initiatives implemented in the first and second quarters of 2009. Operating costs as a percentage of revenues decreased to 15.3% in the thirteen week period ended June 27, 2009 from 15.4% in the thirteen week period ended June 28, 2008.

Occupancy Costs. Occupancy costs increased $0.2 million, or 2.2%, to $9.5 million in the thirteen week period ended June 27, 2009 from $9.3 million in the thirteen week period ended June 28, 2008, primarily due to the nine restaurants opened since June 28, 2008, partially offset by lower percentage rent due to lower sales volumes. Occupancy costs as a percentage of revenues increased to 10.2% in the thirteen week period ended June 27, 2009 from 9.3% in the thirteen week period ended June 28, 2008, primarily due to deleveraging of fixed occupancy costs.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment, restructuring and other charges from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended		Change
	June 28, 2008	June 27, 2009	$	%
		(in thousands)
General and administrative expenses	$5,138	$4,947	$(191)	(3.7)%
Restaurant pre-opening costs	692	80	(612)	(88.4)%
Depreciation and amortization	3,652	4,293	641	17.6%
Impairment, restructuring and other charges	452	371	(81)	(17.9)%

General and Administrative Expenses. General and administrative expenses decreased $0.2 million, or 3.7%, to $4.9 million in the thirteen week period ended June 27, 2009 from $5.1 million in the thirteen week period ended June 28, 2008, primarily due to decreases in variable compensation, share based compensation and travel costs, partially offset by higher legal fees and consulting costs. A significant portion of the higher legal fees were related to certain litigation which was resolved in our favor at the end of July 2009. General and administrative expenses as a percentage of revenues increased to 5.3% in the thirteen week period ended June 27, 2009 from 5.2% in the thirteen week period ended June 28, 2008, primarily due to the deleveraging of revenues, coupled with an increase in legal fees, partially offset by lower variable compensation and share-based compensation, as a percentage of revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.6 million, to $0.1 million in the thirteen week period ended June 27, 2009 from $0.7 million in the thirteen week period ended June 28, 2008, primarily due to the timing of restaurant openings and the number of restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 17.6%, to $4.3 million in the thirteen week period ended June 27, 2009 from $3.7 million in the thirteen week period ended June 28, 2008. The increase was primarily due to the nine restaurants opened since June 28, 2008. Depreciation and amortization as a percentage of revenues increased to 4.6% in the thirteen week period ended June 27, 2009 from 3.7% in the thirteen week period ended June 28, 2008, primarily due to the deleveraging of sales and the nine restaurants opened since June 28, 2008.

Impairment, restructuring and other charges. During the second quarter of fiscal year 2009 we incurred a net total of $371,000 related to impairment, restructuring and other charges. Of the charges incurred, $395,000 related to severance costs and other termination benefits paid to employees. We also incurred net impairment charges as defined in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for exit costs of $132,000 associated with the closing of our Oak St. location in Portland, OR, and recorded a net credit of $156,000 attributable to the subleasing and sale of leasehold improvements of our Restaurant K in Washington D.C. All of the leasehold improvements related to Restaurant K were written off as of the end of fiscal year 2007.

Interest Expense, Net, Other Expense (Income), Net, Income Tax Expense (Benefit) and Net Income

The following table sets forth interest expense, net, other expense (income), net, income tax expense (benefit) and net income from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended		Change
	June 28, 2008	June 27, 2009	$	%
		(in thousands)
Interest expense, net	$87	$469	$382	*
Other expense (income), net	(184)	13	197	(107.1)%

Income before income taxes	$3,048	$1,124	$(1,924)	(63.1)%
Income tax expense (benefit)	691	(64)	(755)	(109.3)%

Net income	$2,357	$1,188	$(1,169)	(49.6)%

*	Not meaningful

Interest Expense, Net. Interest expense, net, was $0.5 million for the thirteen week period ended June 27, 2009, compared to $0.1 million in the thirteen week period ended June 28, 2008. The change was primarily due to a decrease in the amount of interest capitalized related to construction costs and an increase in the interest related to deemed landlord financing.

Other Expense (Income), Net. Other expense (income), net for the thirteen week periods ended June 28, 2008 and June 27, 2009 represents business interruption insurance proceeds net of expenses.

Income Tax Expense (Benefit). Income tax expense (benefit) was a benefit of $64,000 in the thirteen week period ended June 27, 2009 compared to an income tax expense of $0.7 million in the thirteen week period ended June 28, 2008, primarily related to an income tax benefit related to our Canadian subsidiary. Our estimated annual effective tax rate for the thirteen week period ended June 27, 2009 is 10.0% compared to 22.7% in the thirteen week period ended June 28, 2008. We maintain a valuation allowance related to deferred tax assets since we believe realization is uncertain. Any change in our deferred tax asset position is offset by a similar change in the valuation allowance. Due to our projection of modest taxable income for the year in certain taxing jurisdictions, and due to the expected decrease in our deferred tax assets and corresponding change in the valuation allowance, our effective tax rate is expected to be between 5% and 10%.

Net Income. Net income decreased $1.2 million, or 49.6%, to $1.2 million in the thirteen week period ended June 27, 2009 from $2.4 million in the thirteen week period ended June 28, 2008, primarily due to a decrease in comparable restaurant sales of 17.3%.

Twenty-Six Week Period Ended June 28, 2008 Compared to Twenty-Six Week Period Ended June 27, 2009

The following are results of our financial performance for the twenty-six week period ended June 27, 2009 compared to the twenty-six week period ended June 28, 2008:

•	Revenues decreased 3.9% to $184.6 million from $192.0 million

•	Comparable restaurant sales decreased 15.7%

•	Restaurant pre-opening costs decreased to $0.6 million from $1.9 million

•	Operating income decreased to $0.8 million from $3.4 million

•	Net income decreased to $44,000 from $2.5 million

•	Diluted earnings per share decreased to $0.00 from $0.17

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Twenty-six week period ended
	June 28, 2008		June 27, 2009
	(in thousands)
Revenues	$192,039	100.0%	$184,636	100.0%

Restaurant operating costs
Food and beverage	58,109	30.3%	55,214	29.9%
Labor	62,492	32.5%	60,757	32.9%
Operating	29,885	15.6%	28,498	15.4%
Occupancy	18,095	9.4%	18,990	10.3%

Total restaurant operating costs	168,581	87.8%	163,459	88.5%
General and administrative expenses	10,709	5.6%	10,793	5.8%
Restaurant pre-opening costs	1,876	1.0%	641	0.3%
Depreciation and amortization	7,047	3.7%	8,373	4.5%
Impairment, restructuring and other charges	452	0.2%	552	0.3%

Total costs and expenses	188,665	98.2%	183,818	99.6%

Operating income	3,374	1.8%	818	0.4%
Interest expense (income), net	416	0.2%	847	0.5%
Other expense (income), net	(258)	(0.1)%	27	—

Income (loss) before income taxes	3,216	1.7%	(56)	—
Income tax expense (benefit)	741	0.4%	(100)	(0.1)%

Net income	$2,475	1.3%	$44	—

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 28, 2008	June 27, 2009	$	%
		(in thousands)
Revenues	$192,039	$184,636	$(7,403)	(3.9)%

Restaurant operating costs
Food and beverage	$58,109	$55,214	$(2,895)	(5.0)%
Labor	62,492	60,757	(1,735)	(2.8)%
Operating	29,885	28,498	(1,387)	(4.6)%
Occupancy	18,095	18,990	895	4.9%

Total restaurant operating costs	$168,581	$163,459	$(5,122)	(3.0)%

Revenues. Revenues decreased $7.4 million, or 3.9%, to $184.6 million in the twenty-six week period ended June 27, 2009 from $192.0 million in the twenty-six week period ended June 28, 2008. This decrease was primarily due to the decrease in comparable restaurant sales of 15.7%, partially offset by the sales generated by the nine restaurants opened since June 28, 2008. We had a total of 2,404 store operating weeks for the twenty-six week period ended June 27, 2009 compared to a total of 2,154 for the twenty-six week ended June 28, 2008. The comparable restaurant sales decrease of 15.7% was comprised of a 16.4% decrease in traffic, which was partially offset by a net increase in pricing and product mix of 0.7%.

Food and Beverage Costs. Food and beverage costs decreased $2.9 million, or 5.0%, to $55.2 million in the twenty-six week period ended June 27, 2009 from $58.1 million in the twenty-six week period ended June 28, 2008. This decrease was primarily attributable to the decrease in sales. Food and beverage costs as a percentage of revenues decreased to 29.9% in the twenty-six week period ended June 27, 2009 from 30.3% in the twenty-six week period ended June 28, 2008, primarily due to increased cost efficiencies from restaurants not included in the comparable base coupled with better commodity prices.

Labor Costs. Labor costs decreased $1.7 million, or 2.8%, to $60.8 million in the twenty-six week period ended June 27, 2009 from $62.5 million in twenty-six week period ended June 28, 2008. This decrease was primarily attributable to lower revenues. Labor costs as a percentage of revenues increased to 32.9 % in the twenty-six week period ended June 27, 2009 from 32.5% in the twenty-six week period ended June 28, 2008, primarily due to the deleveraging of sales at the comparable restaurants.

Operating Costs. Operating costs decreased $1.4 million, or 4.6%, to $28.5 million in the twenty-six week period ended June 27, 2009 from $29.9 million in the twenty-six week period ended June 28, 2008. This decrease was primarily attributable to the decrease in revenues, coupled with lower advertising and janitorial costs as a result of our cost saving initiatives implemented in the first and second quarters of 2009. Operating costs as a percentage of revenues decreased to 15.4% in the twenty-six week period ended June 27, 2009 from 15.6% in the twenty-six week period ended June 28, 2008, primarily due to decreases in advertising and janitorial expenses as a percentage of revenues.

Occupancy Costs. Occupancy costs increased $0.9 million, or 4.9%, to $19.0 million in the twenty-six week period ended June 27, 2009 from $18.1 million in the twenty-six week period ended June 28, 2008, primarily due to the nine restaurants opened since June 28, 2008, partially offset by lower percentage rent due to lower revenues. Occupancy costs as a percentage of revenues increased to 10.3% in the twenty-six week period ended June 27, 2009 from 9.4% in the twenty-six week period ended June 28, 2008, primarily due to deleveraging of fixed occupancy costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment, restructuring and other charges from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 28, 2008	June 27, 2009	$	%
		(in thousands)
General and administrative expenses	$10,709	$10,793	$84	0.8%
Restaurant pre-opening costs	1,876	641	(1,235)	(65.8)%
Depreciation and amortization	7,047	8,373	1,326	18.8%
Impairment, restructuring and other charges	452	552	100	22.1%

General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 0.8%, to $10.8 million in the twenty-six week period ended June 27, 2009 from $10.7 million in the twenty-six week period ended June 28, 2008, primarily due to the increase in legal fees and consulting costs, partially offset by decreased variable compensation and travel costs. The higher legal fees were primarily related to certain litigation which was resolved in our favor at the end of July 2009. General and administrative expenses as a percentage of revenues increased to 5.8% in the twenty-six week period ended June 27, 2009 from 5.6% in the twenty-six week period ended June 28, 2008, primarily due to deleveraging of revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $1.2 million, or 65.8%, to $0.6 million in the twenty-six week period ended June 27, 2009 from $1.9 million in the twenty-six week period ended June 28, 2008, primarily due to the timing of restaurant openings and restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 18.8%, to $8.4 million in the twenty-six week period ended June 27, 2009 from $7.0 million in the twenty-six week period ended June 28, 2008. The increase was primarily due to the addition of nine restaurants since June 28, 2008. Depreciation and amortization as a percentage of revenues increased to 4.5% in the twenty-six week period ended June 27, 2009 from 3.7% in the twenty-six week period ended June 28, 2008, primarily due to the deleveraging of sales and the nine restaurants opened since June 28, 2008.

Impairment, Restructuring and Other Charges. For the twenty-six week period ended June 27, 2009 we have incurred a total of $552,000 related to impairment, restructuring and other charges. Of the charges incurred, $576,000 related to severance costs and other termination benefits paid to employees. We also incurred net impairment charges as defined in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for exit costs of $132,000 associated with the closing of our Oak St. location in Portland, OR, and recorded a net credit of $156,000 attributable to the subleasing and sale of leasehold improvements of our Restaurant K in Washington D.C. All of the leasehold improvements related to Restaurant K were written off as of the end of fiscal year 2007.

Interest Expense (Income), Net, Other Expense (Income), Net, Income Tax Expense (Benefit) and Net Income

The following table sets forth interest expense (income), net, other expense (income), net, income tax expense (benefit) and net income from our unaudited consolidated statements of income.

	Twenty-six week period ended		Change
	June 28, 2008	June 27, 2009	$	%
		(in thousands)
Interest expense (income), net	$416	$847	$431	103.6%
Other expense (income), net	(258)	27	285	(110.5)%

Income (loss) before income taxes	$3,216	$(56)	$(3,272)	(101.7)%
Income tax expense (benefit)	741	(100)	(841)	(113.5)%

Net income	$2,475	$44	$(2,431)	(98.2)%

*	Percentage is non-meaningful

Interest Expense (Income), Net. Interest expense (income), net was a net interest expense of $0.8 million in the twenty-six week period ended June 27, 2009 compared to $0.4 million in the twenty-six week period ended June 28, 2008. The change was primarily due to a decrease in the amount of interest capitalized related to construction costs and an increase in the interest related to deemed landlord financing.

Other Expense (Income), Net. Other expense (income), net for the twenty-six week periods ended June 28, 2008 and June 27, 2009 represents business interruption insurance proceeds net of expenses.

Income Tax Expense (Benefit). Income tax expense (benefit) was a benefit of $0.1 million in the twenty-six week period ended June 27, 2009, primarily related to an income tax benefit related to our Canadian subsidiary. Our estimated effective annualized tax rate was 10.0% for the twenty-six week period ended June 27, 2009. In the twenty-six week period ended June 28, 2008, income tax expense was $0.7 million, which reflects an estimated effective annualized tax rate of 23.0%. We maintain a valuation allowance related to deferred tax assets since we believe realization is uncertain. Any change in our deferred tax asset position is offset by a similar change in the valuation allowance. Due to our projection of modest taxable income for the year in certain taxing jurisdictions, and due to the expected decrease in our deferred tax assets and corresponding change in the valuation allowance, our effective tax rate is expected to be between 5% and 10%.

Net Income. Net income decreased $2.4 million, to $44,000 in the twenty-six week period ended June 27, 2009, compared to $2.5 million in the twenty-six week period ended June 28, 2008, primarily due to a decrease in comparable restaurant sales.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under our credit facility. Our main sources of cash have been borrowings under our credit facility, net cash provided by operating activities, cash from tenant improvement allowances, and issuance of common stock. The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows:

	Twenty-six week period ended
	June 28, 2008	June 27, 2009
	(in thousands)
Net cash provided by operating activities	$10,304	$8,565
Net cash used in investing activities	(29,370)	(4,206)
Net cash provided by (used in) financing activities	14,803	(2,443)
Effect of exchange rate changes on cash and cash equivalents	(70)	113

Net increase (decrease) in cash and cash equivalents	$(4,333)	$2,029

The reduction in net cash provided by operating activities of $1.7 million, to $8.6 million in the twenty-six week period ended June 27, 2009 compared to net cash used in operating activities of $10.3 million in the twenty-six week period ended June 28, 2008 was primarily due to the reduction in net income between periods of $2.4 million.

Net cash used in investing activities was $4.2 million in the twenty-six week period ended June 27, 2009 compared to $29.4 million in the twenty-six week period ended June 28, 2008. We use cash primarily for equipment purchases and construction costs related to new restaurant openings, to purchase restaurants, and to upgrade and add capacity to existing restaurants. During the twenty-six week periods ended June 27, 2009 and June 28, 2008, we opened two and four restaurants, respectively.

Net cash used in financing activities was $2.4 million in the twenty-six week period ended June 27, 2009 compared to a net cash provided by financing activities of $14.8 million in the twenty-six week period ended June 28, 2008. Net cash provided by or used in financing activities is primarily related to the borrowings and payments on our revolving credit facility. We utilize our revolving credit facility to fund our construction of new restaurants, remodeling of existing restaurants, as well as fund our ongoing operations.

As of June 27, 2009, the outstanding balance on our revolving credit facility was $21.0 million. On January 29, 2009, we amended our revolving credit facility. In conjunction with the amendment, the maximum availably under the facility was reduced from $150.0 million to $90.0 million, with an additional $50.0 million available at our request if specified conditions are met. Among other things, the amendment also affected our covenants and interest rates on borrowings under the facility. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios. As of June 27, 2009, our effective interest rate on our borrowings was 2.8%. Under our revolving credit facility agreement, we are subject to certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. We were in compliance with these covenants as of June 27, 2009.

Under our revolving credit facility agreement, loans are collateralized by the stock of our subsidiaries and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of June 27, 2009, the maximum exposure under these standby letters of credit was $3.0 million. At June 27, 2009 we had $66.0 million available, subject to the conditions of the agreement, under our revolving credit facility.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of June 27, 2009 we had not repurchased any shares.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would increase the provision for income taxes.

Operating Leases

We generally operate our restaurants in leased premises. We record the minimum base rents for our operating leases on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases we only have the right to exercise our option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when we determine at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on the straight-line method and rent paid is recorded as deferred rent liability.

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

We are exposed to market risk from changes in interest rates on borrowings, which under the terms of our revolving credit facility at June 27, 2009, bear interest at the financial institution’s prime rate plus a margin of 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios. As of June 27, 2009, there was an outstanding balance of $21.0 million under our revolving credit facility. A hypothetical 30 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. For the thirteen week period ended June 27, 2009 we have incurred a $0.6 million currency translation gain, which is included in other comprehensive income. A hypothetical 10% decline in the foreign exchange rate of the Canadian dollar to the U.S. dollar, based on year to date, through the second quarter of 2009, results of operations would have a material affect on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer who is also our interim chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

In 2006, we were named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. We contested the claims and have negotiated with the plaintiffs to reach a settlement. The settlement was approved by the court, and the settlement amount was paid, in April 2008. In July 2009, we prevailed in a lawsuit brought against us regarding employment practices, which was litigated in the Superior Court of California.

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

Continued or worsening economic conditions and disruptions in the financial markets may adversely impact our business and results of operations, and could increase our cost of borrowing.

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

In addition, adverse general economic conditions may affect:

•	Our vendors and suppliers, some of which are local or regional and may be less able to survive in a difficult economic environment than national suppliers;

•	Our customers, who may have less disposable income or who may decrease discretionary spending; and

•	Real estate developers and landlords, who may be unable to meet commitments to fill space in developments where our restaurants are located.

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

Some of these factors are beyond our control. We may not be able to achieve our expansion goals and our new restaurants may not be able to achieve operating results similar to those of our existing restaurants. Due to the economic outlook, we have opened both of our planned new restaurants in 2009, which is fewer than in the last several years.

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

Our business also is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and fourth quarter of each year. As a result, our quarterly and annual operating results and restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. Our operating results may be different than the expectations of securities analysts and investors. In that event, the price of our common stock may fluctuate.

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

We opened twelve company-owned restaurants and acquired five The Boathouse restaurants in 2007, and in 2008 we opened eleven company-owned restaurants. We have opened two company-owned restaurants in 2009, and we do not anticipate opening additional restaurants in 2009. Our expansion and our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

We depend on the services of our key senior management personnel. If we lose the services of any members of our senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and growth. We do not carry key person life insurance on any of our executive officers. Effective May 21, 2009, our chief financial officer ceased to be employed by us. We have commenced a search for a candidate to fill the position of chief financial officer, and the position is being filled on an interim basis by our chief executive officer, William T. Freeman.

Many of our restaurants are concentrated in local or regional areas and, as a result, we are sensitive to economic and other trends and developments in these areas.

As of June 27, 2009, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, fourteen in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

        We may lose customers based on health concerns about the consumption of seafood or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning the accumulation of mercury or other carcinogens in seafood, e-coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings about food products served by us, regulatory required disclosure of calorie or nutritional information or other health concerns or operating issues stemming from one of our restaurants. In addition, our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in guest traffic to our restaurants and could have a material adverse effect on our business.

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

Our Annual Meeting of Stockholders was held on May 21, 2009 in Portland, Oregon. A total of 14,022,187 shares were present or represented by proxy at the meeting, representing approximately 94% of the shares outstanding as of the April 7, 2009 record date. The only matters submitted for a vote was the election of eight nominees to serve as directors and the ratification of PricewaterhouseCoopers LLP as our independent public accounting firm for 2009. The eight nominees were elected as follows:

	For	Against	Abstain
J. Rice Edmonds	11,667,066	2,353,833	977
William T. Freeman	11,668,418	2,352,481	977
Emanuel N. Hilario *	11,244,433	2,776,466	977
Elliott H. Jurgensen, Jr.	9,921,730	4,090,677	9,469
Jeffrey D. Klein	9,890,098	4,130,801	977
James R. Parish	11,279,829	2,732,580	9,467
David B. Pittaway	9,922,528	4,089,681	9,669
Douglas L. Schmick	11,721,941	2,308,060	875
* Mr. Hilario resigned his position as a director July 21, 2009.

PricewaterhouseCoopers LLP was ratified as our independent public accounting firm for 2008 as follows:

For	Against	Abstain
13,994,887	27,140	160

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Items identified with an asterisk (*) are management contracts or compensatory plan arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 17, 2009)

31.1	Certification of the Chief Executive Officer and interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

By:	/s/ WILLIAM T. FREEMAN
William T. Freeman
Chief Executive Officer and interim Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

Date: August 5, 2009