Form 10-Q
period 2009-09-26
McCormick & Schmicks Seafood Restaurants Inc.
filed 2009-11-04
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 14,821,686 shares of common stock outstanding as of October 30, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 27, 2008	September 26, 2009
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,428	$4,974
Trade accounts receivable, net	9,283	7,441
Tenant improvement allowance receivables	2,344	55
Income tax receivable	3,789	540
Inventories	6,028	5,286
Prepaid expenses and other current assets	2,690	3,509
Deferred income taxes	97	—

Total current assets	28,659	21,805
Property and equipment, net	185,171	178,741
Other assets	3,689	3,661

Total assets	$217,519	$204,207

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	18,919	15,484
Accrued expenses	31,361	21,386

Total current liabilities	50,280	36,870
Revolving credit facility	24,000	18,500
Deferred rent and other long-term liabilities	33,158	35,671
Capital lease obligations	2,526	2,895
Deferred income taxes	1,760	1,598

Total liabilities	111,724	95,534

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,721 and 14,785 shares issued and outstanding	15	15
Additional paid in capital	148,030	148,531
Accumulated other comprehensive loss	(1,675)	(653)
Accumulated deficit	(40,575)	(39,220)

Total stockholders’ equity	105,795	108,673

Total liabilities and stockholders’ equity	$217,519	$204,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Income-Unaudited

(in thousands, except per share data)

	Thirteen week period ended		Thirty-nine week period ended
	September 27, 2008	September 26, 2009	September 27, 2008	September 26, 2009
Revenues	$99,897	$86,312	$291,937	$270,948

Restaurant operating costs
Food and beverage	30,117	25,053	88,226	80,267
Labor	32,403	27,761	94,895	88,518
Operating	15,674	13,131	45,559	41,629
Occupancy	9,263	9,200	27,358	28,190

Total restaurant operating costs	87,457	75,145	256,038	238,604
General and administrative expenses	5,169	4,826	15,881	15,619
Restaurant pre-opening costs	1,460	109	3,335	750
Depreciation and amortization	3,932	4,241	10,978	12,614
Impairment, restructuring and other charges (Note 11)	—	42	452	594

Total costs and expenses	98,018	84,363	286,684	268,181

Operating income	1,879	1,949	5,253	2,767
Interest expense, net	278	469	694	1,316
Other income, net	(50)	(37)	(308)	(10)

Income before income taxes	1,651	1,517	4,867	1,461
Income tax expense	291	206	1,032	105

Net income	$1,360	$1,311	$3,835	$1,356

Net income per share
Basic	$0.09	$0.09	$0.26	$0.09
Diluted	$0.09	$0.09	$0.26	$0.09
Shares used in computing net income per share
Basic	14,716	14,785	14,702	14,764
Diluted	14,721	14,848	14,705	14,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirty-nine week period ended
	September 27, 2008	September 26, 2009
Operating activities
Net income	$3,835	$1,356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,978	12,614
Deferred income taxes	886	132
Share based compensation	829	559
Impairment, restructuring and other charges	—	277
Changes in operating assets and liabilities
Trade accounts receivable, net	401	1,880
Tenant improvement allowance receivables	2,929	2,289
Income tax receivable	1,527	3,162
Inventories	(318)	770
Prepaid expenses and other current assets	(1,660)	(810)
Accounts payable	(1,271)	(3,486)
Accrued expenses	(5,389)	(10,496)
Other long-term liabilities	2,029	2,187

Net cash provided by operating activities	14,776	10,434

Investing activities
Purchase of property and equipment	(38,491)	(4,983)
Additions to other assets	(367)	(185)

Net cash used in investing activities	(38,858)	(5,168)

Financing activities
Borrowings made on revolving credit facility	106,000	95,000
Payments made on revolving credit facility	(91,500)	(100,500)
Payments made on capital lease obligations	(28)	(31)
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	6,029	675
Deemed landlord financing payments	(50)	(179)
Tax effect of share based compensation	(69)	—
Issuance of restricted stock	—	21

Net cash provided by (used in) financing activities	20,382	(5,014)

Effect of exchange rate changes on cash and cash equivalents	(70)	294

Net increase (decrease) in cash and cash equivalents	(3,770)	546
Cash and cash equivalents, beginning of period	7,343	4,428

Cash and cash equivalents, end of period	$3,573	$4,974

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$755	$1,127
Income taxes, net of refunds	$648	$(3,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of September 26, 2009, operated 93 restaurants including 87 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen week period ended September 26, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2009.

The condensed consolidated balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Management Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. The Company recognizes income from gift cards when the gift card is redeemed by the customer; or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. Gift card income is included in revenues. Revenues are presented net of sales tax and the related tax obligation is recorded as a liability until the taxes are remitted to the appropriate taxing authorities.

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

Equity share options, non-vested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock.

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

The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in deferred rent and other long-term liabilities of $23.7 million and $25.6 million as of December 27, 2008 and September 26, 2009, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space and the lease agreement for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for leases that meet the criteria and for those leases that do not qualify for sale leaseback treatment, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. Assets and liabilities related to the Company’s operations in Canada are translated into U.S. dollars at the rate of exchange at the end of the applicable fiscal reporting period. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in accumulated other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations.

4. Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10-25-01 (formally known as SFAS No. 165, “Subsequent Events”), to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10-25-01 (formally known as SFAS 165) effective with this interim report for the period ending September 26, 2009. The Company has performed an evaluation of subsequent events through November 4, 2009, which is the issued date for the financial statements. No recognized or non-recognized subsequent events were noted.

In June 2009, FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 26, 2009.

5. Long-Term Debt

As of September 26, 2009, the outstanding balance on the Company’s revolving credit facility was $18.5 million. On January 29, 2009 the revolving credit facility was amended. In conjunction with the amendment, the availability under the facility was reduced from $150.0 million to $90.0 million, with an additional $50.0 million available at the Company’s request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive, including the minimum fixed charge ratio and the maximum adjusted leverage ratio covenants. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin between 1.25% and 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. The Company was in compliance with these covenants as of September 26, 2009. As of September 26, 2009, the Company’s effective interest rate on its borrowings was 2.8%, which was calculated using the financial institution’s calculated base rate of 0.3%.

Under the Company’s revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 26, 2009, the maximum exposure under these standby letters of credit was $3.0 million. As of September 26, 2009, the Company had $68.5 million available, subject to the conditions of the agreement, under its $90.0 million revolving credit facility.

6. Share-Based Compensation

Share-based compensation expense for the thirteen week periods ended September 27, 2008 and September 26, 2009 was $0.3 million and $0.1 million, respectively.

The fair value of the Company’s stock options was estimated using the following assumptions:

	Thirteen and Thirty- nine week periods ended
	September 27, 2008	September 26, 2009
Expected volatility	24.8%	51.1%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	14%	0%
Risk-free interest rate	3.9%	1.1%
Dividend yield	0%	0%

In conjunction with the hiring of the Company’s Chief Executive Officer on January 12, 2009, the Company issued 250,000 stock options at an exercise price per share of $3.92, the fair market value of the stock on the date of grant. One-third of the options vest on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. As of September 26, 2009, there were 549,912 shares subject to options outstanding under the Company’s 2004 Stock Incentive Plan (the “Plan”), of which 244,913 were exercisable.

The Company has issued 232,725 shares of restricted stock at an average price of $18.42 to employees, directors and executive officers. Grants are issued at fair market value on the date of the grant. Typically, one-third of the restricted stock grants vest on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. In April 2008, the Company issued 15,765 shares of restricted stock to the independent members of the Board of Directors at a price equal to $11.10, the fair market value of the stock on the date of grant. The restricted stock granted vests one year from the date of grant, if the Director is still serving the Company as of the anniversary date. As of September 26, 2009, there were 36,901 shares of restricted stock outstanding still subject to vesting.

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

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated become available for other award grants under the Plan. If not sooner terminated by the Company’s board of directors, the Plan will terminate on June 16, 2014. As of September 26, 2009, there were 290,752 shares of common stock available for grant under the Plan.

The following table summarizes the status of the Company’s share-based compensation plans, including stock options and restricted stock grants, as of September 26, 2009.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Stock Compensation (1)	Total Shares	Aggregate Intrinsic Value
Outstanding at December 27, 2008	319,311	$12.62	115,388	—	434,699
Awards granted	250,000	3.92	—	5,105	255,105	$1,091,453
Awards exercised	—	—	66,090	5,105	71,195	359,184
Awards forfeited	19,399	18.55	12,397	—	31,796	100,664

Outstanding at September 26, 2009	549,912	8.46	36,901	—	586,813	$1,349,636

Exercisable at September 26, 2009	244,913	$12.19	—	—	244,913

(1)	Directors may elect to receive their cash compensation for service as a director in the form of company stock, with the number of shares to be received determined by the closing price of the Company stock at the end of each fiscal quarter related to that quarter’s Board fee payments. A total of 5,105 shares were issued to board members for services in the quarter ended March 28, 2009 based on a price per share of $4.16.

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price of $8.12 as of September 26, 2009 and the exercise price multiplied by the number of shares subject to options outstanding as of that date. In the case of the restricted stock, the aggregate intrinsic value is calculated using the closing price of the stock at September 26, 2009 multiplied by the number of shares outstanding as of that date still subject to vesting.

The following table summarizes additional information about stock options outstanding at September 26, 2009.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$3.92 – $26.81	549,912	6.8	$8.46	244,913	$12.19

As of September 26, 2009, unamortized compensation expense related to stock options and restricted stock under the Plan was $0.9 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards for the thirteen and thirty-nine week periods ended September 27, 2008 and September 26, 2009 (in thousands).

	Thirteen week period ended		Thirty-nine week period ended
	September 27, 2008	September 26, 2009	September 27, 2008	September 26, 2009
Labor	$2	$—	$7	$—
General and administrative expenses	304	80	822	528

Share-based compensation expense included in total costs and expenses	306	80	829	528
Income tax benefit related to share-based compensation	118	26	318	200

Share-based compensation expense, net of tax	$188	$54	$511	$328

7. Income Taxes

As of September 26, 2009, there had been no material changes to the Company’s uncertain tax position disclosure as provided in the 2008 Annual Report on Form 10-K. The Company does not anticipate any significant changes to the balance of unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

8. Comprehensive Income

The components of comprehensive income for the thirteen and thirty-nine week periods ended September 27, 2008 and September 26, 2009 are as follows (in thousands):

	Thirteen week period ended		Thirty-nine week period ended
	September 27, 2008	September 26, 2009	September 27, 2008	September 26, 2009
Net income	$1,360	$1,311	$3,835	$1,356
Other comprehensive income (loss) – foreign currency translation	(476)	537	(1,118)	1,022

Total comprehensive income	$884	$1,848	$2,717	$2,378

9. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.3 million for both the thirteen week period ended September 27, 2008 and the thirteen week period ended September 26, 2009. Total rent paid to these landlords was $0.7 million for each thirty-nine week periods ended September 27, 2008 and September 26, 2009.

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

The Company’s primary insurer in 2004 has informed the Company it believes the Company has exhausted its insurance coverage with respect to claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the charge taken related to the settlement of class action claims. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could be more expensive.

11. Impairment, Restructuring and Other Charges

During the third quarter of fiscal year 2009, the Company incurred $42,000 of impairment, restructuring and other charges, primarily related to severance costs and other termination benefits paid to employees. For the thirty-nine week period ended September 26, 2009, the Company incurred net impairment, restructuring and other charges of $594,000. The net charges were comprised of $603,000 related to severance costs and other termination benefits paid to employees, exit costs of $132,000 associated with the closing of our Oak St. location in Portland, OR, and a net credit of $141,000 attributable to the subleasing and sale of leasehold improvements of our Restaurant K in Washington D.C. All of the leasehold improvements related to Restaurant K were written off as of the end of fiscal year 2007. During the second quarter of fiscal year 2008 the Company incurred a charge of $452,000 as impairment, restructuring and other charges, related to the closure of Restaurant K in Washington D.C. The charge was related to exit costs, including the estimated liability on the Company’s operating lease.

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

There were 4,777 and 2,822 dilutive shares for the thirteen and thirty-nine week periods ended September 27, 2008, respectively. There were 63,377 and 15,345 dilutive shares for the thirteen and thirty-nine week periods ended September 26, 2009, respectively. For the thirteen and thirty-nine week periods ended September 27, 2008 and September 26, 2009, 325,977 and 299,912, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

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

Overview

As of September 26, 2009, we operated 93 restaurants, including 87 restaurants in the United States, of which one was operated pursuant to a management agreement, and six restaurants operated in Canada under The Boathouse name.

McCormick & Schmick’s has successfully grown over the past 37 years by offering our customers menus that, at most restaurants, are printed twice daily with a broad selection of affordable, quality, and fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. McCormick & Schmick’s inviting atmosphere and high quality, diverse menu offerings and compelling price-value proposition appeals to a diverse base of casual diners, families, travelers and the business community. Our revenues are primarily generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 91,000 primary members and over 68,000 secondary members since its inception in 2006 and our online marketing e-mail club database to nearly 217,000 members.

We measure performance using key operating indicators such as comparable restaurant sales, guest traffic counts, food and beverage costs, labor costs, restaurant operating expenses, and occupancy costs, with a focus on these costs and expenses as a percentage of revenues. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full quarter following the eighteenth month of operations. Comparable sales exclude the impact of currency translation. We also track trends in average weekly revenues at both the restaurant level and on a condensed consolidated basis as an indicator of our performance. The key operating measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting total restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening, which may include non-cash rent expense during the construction period.

The most significant restaurant operating costs are food and beverage costs, labor costs and employee benefit costs. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu twice daily in most of our restaurants, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. With respect to labor costs, we actively manage our fixed and variable labor costs to closely align our costs with our projected sales volumes on a week-to-week basis. We leverage the experience and expertise of our vice presidents of operations and regional managers to help our restaurant managers diligently manage our restaurant payroll expenses. Our employee benefits include health insurance, the cost of which has increased faster than the general rate of inflation. We continually monitor this cost and review and implement strategies to effectively control increases.

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

Strategic Focus and Operating Outlook

Our primary business focus for over 37 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We complement our seafood offerings with a variety of other menu choices, including a variety of beef offerings. Beef entrée sales were approximately 19% of our dinner entrée sales in the third quarter of 2009. We promote everyday value on our menu with our 10 lunch entrées under $10 and a selection of dinner entrée items starting at $19.95. We are evolving our bar and happy hour menus to incorporate more contemporary elements, including small plate offerings and seasonal cocktails, while maintaining our core foundation of traditional mixology.

We continue to evaluate all areas of our business and closely manage restaurant operations, including implementing new menu management programs and various cost reduction measures, in order to ensure that we are efficiently managing our operations in this difficult economic environment. We take advantage of areas where we feel we can reduce costs without affecting the guest experience, including leveraging our size and experience to maximize our purchasing power in order to reduce costs.

We have successfully expanded our McCormick & Schmick’s Seafood Restaurant concept throughout the United States and have competed effectively with national and regional restaurant chains and with local restaurant operators. Our objective is to continue to prudently grow McCormick & Schmick’s Seafood Restaurants and The Boathouse restaurants in existing and new markets. We also consider acquisitions of additional restaurants or restaurant groups when opportunities arise. Our stated long term growth strategy is to grow restaurant units at a prudent pace with economic conditions factored into our growth decisions. Because of the current economic environment, particularly uncertainty regarding consumer spending, and in line with our disciplined capital utilization, we are being more cautious when selecting new restaurant locations and in 2009 have opened both of our planned new restaurants for this fiscal year.

Financial Performance Overview

The following are results of our financial performance for the thirteen week period ended September 26, 2009 compared to the thirteen week period ended September 27, 2008:

•	Revenues decreased 13.6% to $86.3 million from $99.9 million

•	Comparable restaurant sales decreased 18.8%

•	Comparable restaurant traffic decreased 14.2%

•	Restaurant pre-opening costs decreased to $0.1 million from $1.5 million

•	Operating income was $1.9 million for both quarters

•	Net income decreased to $1.3 million from $1.4 million

•	Diluted earnings per share was $0.09 for both quarters

Thirteen Week Period Ended September 27, 2008 Compared to Thirteen Week Period Ended September 26, 2009

The following table sets forth our operating results from our unaudited condensed consolidated statements of income.

	Thirteen week period ended
	September 27, 2008		September 26, 2009
	(in thousands)
Revenues	$99,897	100.0%	$86,312	100.0%

Restaurant operating costs
Food and beverage	30,117	30.1%	25,053	29.0%
Labor	32,403	32.4%	27,761	32.2%
Operating	15,674	15.7%	13,131	15.2%
Occupancy	9,263	9.3%	9,200	10.7%

Total restaurant operating costs	87,457	87.5%	75,145	87.1%
General and administrative expenses	5,169	5.2%	4,826	5.6%
Restaurant pre-opening costs	1,460	1.5%	109	0.1%
Depreciation and amortization	3,932	3.9%	4,241	4.9%
Impairment, restructuring and other charges	—	—	42	—

Total costs and expenses	98,018	98.1%	84,363	97.7%

Operating income	1,879	1.9%	1,949	2.3%
Interest expense, net	278	0.3%	469	0.5%
Other income, net	(50)	(0.1)%	(37)	—

Income before income taxes	1,651	1.7%	1,517	1.8%
Income tax expense	291	0.3%	206	0.2%

Net income	$1,360	1.4%	$1,311	1.5%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	September 27, 2008	September 26, 2009	$	%
	(in thousands)
Revenues	$99,897	$86,312	$(13,585)	(13.6)%

Restaurant operating costs
Food and beverage	$30,117	$25,053	$(5,064)	(16.8)%
Labor	32,403	27,761	(4,642)	(14.3)%
Operating	15,674	13,131	(2,543)	(16.2)%
Occupancy	9,263	9,200	(63)	(0.7)%

Total restaurant operating costs	$87,457	$75,145	$(12,312)	(14.1)%

Revenues. Revenues decreased $13.6 million, or 13.6%, to $86.3 million in the thirteen week period ended September 26, 2009 from $99.9 million in the thirteen week period ended September 27, 2008. The decrease was primarily due to an 18.8% decrease in comparable restaurants sales, which was partially offset by increased sales by restaurants not included in the comparable base. We had a total of 1,196 store operating weeks for the quarter ended September 26, 2009 compared to a total of 1,123 store operating weeks for the quarter ended September 27, 2008. The decrease in comparable restaurant sales of 18.8% was a result of a 14.2% decrease in traffic, which was coupled with a net decrease in pricing and product mix of 4.6%. The decrease in our net pricing and product mix is a result of our strategic initiative to increase the value proposition for our guests and drive traffic by decreasing our average check.

Food and Beverage Costs. Food and beverage costs decreased $5.1 million, or 16.8%, to $25.1 million in the thirteen week period ended September 26, 2009 from $30.1 million in the thirteen week period ended September 27, 2008. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 29.0% in the thirteen week period ended September 26, 2009 from 30.1% in the thirteen week period ended September 27, 2008, primarily due our overall increased focus on operating efficiencies related to food costs.

Labor Costs. Labor costs decreased $4.6 million, or 14.3%, to $27.8 million in the thirteen week period ended September 26, 2009 from $32.4 million in thirteen week period ended September 27, 2008, primarily due to decreases in staffing as a result of declines in guest traffic. Labor costs as a percentage of revenues decreased to 32.2% in the thirteen week period ended September 26, 2009 from 32.4% in the thirteen week period ended September 27, 2008, primarily due to lower employee benefit costs, partially offset by deleveraging of fixed labor costs due to the lower sales volumes. During the thirteen week period ended September 26, 2009, we have maintained our commitment not to impact the guest experience, resulted in deleveraging in hourly labor costs as a percentage of revenues. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs decreased $2.5 million, or 16.2%, to $13.1 million in the thirteen week period ended September 26, 2009 from $15.7 million in the thirteen week period ended September 27, 2008. This decrease was primarily due to lower advertising, janitorial and utilities costs as a result of our cost saving initiatives implemented throughout the fiscal year 2009. Operating costs as a percentage of revenues decreased to 15.2% in the thirteen week period ended September 26, 2009 from 15.7% in the thirteen week period ended September 27, 2008, primarily due to lower janitorial and advertising costs as a percentage of revenues.

Occupancy Costs. Occupancy costs decreased $0.1 million, or 0.7%, to $9.2 million in the thirteen week period ended September 26, 2009 from $9.3 million in the thirteen week period ended September 27, 2008, primarily due to lower percentage rent as a result of lower sales volumes, partially offset by the increased costs associated with the five restaurants opened since September 27, 2008. Occupancy costs as a percentage of revenues increased to 10.7% in the thirteen week period ended September 26, 2009 from 9.3% in the thirteen week period ended September 27, 2008, primarily due to deleveraging of fixed occupancy costs.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment, restructuring and other charges from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	September 27, 2008	September 26, 2009	$	%
		(in thousands)
General and administrative expenses	$5,169	$4,826	$(343)	(6.6)%
Restaurant pre-opening costs	1,460	109	(1,351)	(92.5)%
Depreciation and amortization	3,932	4,241	309	7.9%
Impairment, restructuring and other charges	—	42	42	—

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 6.6%, to $4.8 million in the thirteen week period ended September 26, 2009 from $5.2 million in the thirteen week period ended September 27, 2008, primarily due to decreases in travel costs, share based compensation and employee benefit costs, partially offset by higher variable compensation costs and legal fees. A significant portion of the higher legal fees were related to certain litigation in which a verdict was reached in our favor at the end of July 2009. General and administrative expenses as a percentage of revenues increased to 5.6% in the thirteen week period ended September 26, 2009 from 5.2% in the thirteen week period ended September 27, 2008, primarily due to the deleveraging of revenues, coupled with an increase in variable compensation and legal fees, partially offset by lower share-based compensation and travel costs, as a percentage of revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $1.4 million, to $0.1 million, in the thirteen week period ended September 26, 2009 from $1.5 million in the thirteen week period ended September 27, 2008, primarily due to the timing of restaurant openings and fewer restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 7.9%, to $4.2 million in the thirteen week period ended September 26, 2009 from $3.9 million in the thirteen week period ended September 27, 2008. The increase was primarily due to the five restaurants opened since September 27, 2008. Depreciation and amortization as a percentage of revenues increased to 4.9% in the thirteen week period ended September 26, 2009 from 3.9% in the thirteen week period ended September 27, 2008, primarily due to the deleveraging of sales and the five restaurants opened since September 27, 2008.

Impairment, restructuring and other charges. During the third quarter of fiscal year 2009, impairment, restructuring and other charges included $42,000, primarily related to severance costs and other termination benefits paid to employees.

Interest Expense, Net, Other Income, Net, Income Tax Expense and Net Income

The following table sets forth interest expense, net, other income, net, income tax expense and net income from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	September 27, 2008	September 26, 2009	$	%
		(in thousands)
Interest expense, net	$278	$469	$191	68.7%
Other income, net	(50)	(37)	13	(26.0)%

Income before income taxes	$1,651	$1,517	$(134)	(8.1)%
Income tax expense	291	206	(85)	(29.2)%

Net income	$1,360	$1,311	$(49)	(3.6)%

Interest Expense, Net. Interest expense, net, was $0.5 million for the thirteen week period ended September 26, 2009, compared to $0.3 million in the thirteen week period ended September 27, 2008. The change was primarily due to a decrease in the amount of interest capitalized related to construction costs and an increase in interest related to deemed landlord financing.

Other Income, Net. Other income, net for the thirteen week periods ended September 27, 2008 and September 26, 2009 represents business interruption insurance proceeds net of expenses.

Income Tax Expense. Our effective tax rate from continuing operations, including discrete items, was 13.6% for the thirteen week period ended September 26, 2009, compared to 17.6% for the thirteen week period ended September 27, 2008. We maintain a valuation allowance related to deferred tax assets since we believe realization is uncertain. Any change in our deferred tax asset position is offset by a similar change in the valuation allowance. Due to our projection of modest taxable income for the year in certain taxing jurisdictions, and due to the expected decrease in our deferred tax assets and corresponding change in the valuation allowance, our effective annual tax rate is expected to be between 5% and 10%.

Net Income. Net income decreased $49,000, or 3.6%, to $1.3 million in the thirteen week period ended September 26, 2009 from $1.4 million in the thirteen week period ended September 27, 2008, primarily due to a decrease in comparable restaurant sales of 18.8%, partially offset by decreases in previously discussed line items.

Thirty-nine Week Period Ended September 27, 2008 Compared to Thirty-nine Week Period Ended September 26, 2009

The following are results of our financial performance for the thirty-nine week period ended September 26, 2009 compared to the thirty-nine week period ended September 27, 2008:

•	Revenues decreased 7.2% to $270.9 million from $291.9 million

•	Comparable restaurant sales decreased 16.5%

•	Comparable restaurant traffic decreased 15.6%

•	Restaurant pre-opening costs decreased to $0.8 million from $3.3 million

•	Operating income decreased to $2.8 million from $5.3 million

•	Net income decreased to $1.4 million from $3.8 million

•	Diluted earnings per share decreased to $0.09 from $0.26

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirty-nine week period ended
	September 27, 2008		September 26, 2009
	(in thousands)
Revenues	$291,937	100.0%	$270,948	100.0%

Restaurant operating costs
Food and beverage	88,226	30.2%	80,267	29.6%
Labor	94,895	32.5%	88,518	32.7%
Operating	45,559	15.6%	41,629	15.4%
Occupancy	27,358	9.4%	28,190	10.4%

Total restaurant operating costs	256,038	87.7%	238,604	88.1%
General and administrative expenses	15,881	5.4%	15,619	5.8%
Restaurant pre-opening costs	3,335	1.1%	750	0.3%
Depreciation and amortization	10,978	3.8%	12,614	4.7%
Impairment, restructuring and other charges	452	0.2%	594	0.2%

Total costs and expenses	286,684	98.2%	268,181	99.0%

Operating income	5,253	1.8%	2,767	1.0%
Interest expense, net	694	0.2%	1,316	0.5%
Other income, net	(308)	(0.1)%	(10)	—

Income before income taxes	4,867	1.7%	1,461	0.5%
Income tax expense	1,032	0.4%	105	—

Net income	$3,835	1.3%	$1,356	0.5%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 27, 2008	September 26, 2009	$	%
		(in thousands)
Revenues	$291,937	$270,948	$(20,989)	(7.2)%

Restaurant operating costs
Food and beverage	$88,226	$80,267	$(7,959)	(9.0)%
Labor	94,895	88,518	(6,377)	(6.7)%
Operating	45,559	41,629	(3,930)	(8.6)%
Occupancy	27,358	28,190	832	3.0%

Total restaurant operating costs	$256,038	$238,604	$(17,434)	(6.8)%

Revenues. Revenues decreased $21.0 million, or 7.2%, to $270.9 million in the thirty-nine week period ended September 26, 2009 from $291.9 million in the thirty-nine week period ended September 27, 2008. This decrease was primarily due to the decrease in comparable restaurant sales of 16.5%, partially offset by the sales generated by the restaurants not included in the comparable base. We had a total of 3,595 store operating weeks for the thirty-nine week period ended September 26, 2009 compared to a total of 3,277 store operating weeks for the thirty-nine week period ended September 27, 2008. The comparable restaurant sales decrease of 16.5% was comprised of a 15.6% decrease in traffic, which was coupled with a net decrease in pricing and product mix of 0.9%. The decrease in our net pricing and product mix is a result of our strategic initiative to increase the value proposition for our guests and drive traffic by decreasing our average check.

Food and Beverage Costs. Food and beverage costs decreased $8.0 million, or 9.0%, to $80.3 million in the thirty-nine week period ended September 26, 2009 from $88.2 million in the thirty-nine week period ended September 27, 2008. This decrease was primarily attributable to the decrease in sales. Food and beverage costs as a percentage of revenues decreased to 29.6% in the thirty-nine week period ended September 26, 2009 from 30.2% in the thirty-nine week period ended September 27, 2008, primarily due to our overall increased focus on operating efficiencies related to food costs.

Labor Costs. Labor costs decreased $6.4 million, or 6.7%, to $88.5 million in the thirty-nine week period ended September 26, 2009 from $94.9 million in thirty-nine week period ended September 27, 2008, primarily due to decreases in staffing as a result of declines in guest traffic. Labor costs as a percentage of revenues increased to 32.7 % in the thirty-nine week period ended September 26, 2009 from 32.5% in the thirty-nine week period ended September 27, 2008, primarily due to the deleveraging of sales at the comparable restaurants.

Operating Costs. Operating costs decreased $3.9 million, or 8.6%, to $41.6 million in the thirty-nine week period ended September 26, 2009 from $45.6 million in the thirty-nine week period ended September 27, 2008. This decrease was primarily attributable to the decrease in revenues, coupled with lower advertising, janitorial, and renewals costs as a result of our cost saving initiatives we have implemented this year. Operating costs as a percentage of revenues decreased to 15.4% in the thirty-nine week period ended September 26, 2009 from 15.6% in the thirty-nine week period ended September 27, 2008, primarily due to decreases in advertising, janitorial, and renewals costs as a percentage of revenues, partially offset by increases in utilities and repairs and maintenance costs as a percentage of revenues.

Occupancy Costs. Occupancy costs increased $0.8 million, or 3.0%, to $28.2 million in the thirty-nine week period ended September 26, 2009 from $27.4 million in the thirty-nine week period ended September 27, 2008, primarily due to the nine restaurants opened since September 27, 2008, partially offset by lower percentage rent as a result of lower revenues. Occupancy costs as a percentage of revenues increased to 10.4% in the thirty-nine week period ended September 26, 2009 from 9.4% in the thirty-nine week period ended September 27, 2008, primarily due to deleveraging of fixed occupancy costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment, restructuring and other charges from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 27, 2008	September 26, 2009	$	%
		(in thousands)
General and administrative expenses	$15,881	$15,619	$(262)	(1.6)%
Restaurant pre-opening costs	3,335	750	(2,585)	(77.5)%
Depreciation and amortization	10,978	12,614	1,636	14.9%
Impairment, restructuring and other charges	452	594	142	31.4%

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 1.6%, to $15.6 million in the thirty-nine week period ended September 26, 2009 from $15.9 million in the thirty-nine week period ended September 27, 2008, primarily due to a decrease in travel, variable compensation, and share based compensation costs, partially offset by increased legal fees, management wages, and consulting costs. The higher legal fees were primarily related to certain litigation in which a verdict was reached in our favor at the end of July 2009. General and administrative expenses as a percentage of revenues increased to 5.8% in the thirty-nine week period ended September 26, 2009 from 5.4% in the thirty-nine week period ended September 27, 2008, primarily due to deleveraging of revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $2.6 million, or 77.5%, to $0.8 million in the thirty-nine week period ended September 26, 2009 from $3.3 million in the thirty-nine week period ended September 27, 2008, primarily due to the timing of restaurant openings and fewer restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 14.9%, to $12.6 million in the thirty-nine week period ended September 26, 2009 from $11.0 million in the thirty-nine week period ended September 27, 2008. The increase was primarily due to the addition of five restaurants since September 27, 2008. Depreciation and amortization as a percentage of revenues increased to 4.7% in the thirty-nine week period ended September 26, 2009 from 3.8% in the thirty-nine week period ended September 27, 2008, primarily due to the deleveraging of sales.

Impairment, Restructuring and Other Charges. For the thirty-nine week period ended September 26, 2009 we have incurred a total of $594,000 related to impairment, restructuring and other charges. The net charges were comprised of $603,000 related to severance costs and other termination benefits paid to employees, exit costs of $132,000 associated with the closing of our Oak St. location in Portland, OR, and a net credit of $141,000 attributable to the subleasing and sale of leasehold improvements of our Restaurant K in Washington D.C. All of the leasehold improvements related to Restaurant K were written off as of the end of fiscal year 2007.

Interest Expense, Net, Other Income, Net, Income Tax Expense and Net Income

The following table sets forth interest expense, net, other income, net, income tax expense and net income from our unaudited consolidated statements of income.

	Thirty-nine week period ended		Change
	September 27, 2008	September 26, 2009	$	%
		(in thousands)
Interest expense, net	$694	$1,316	$622	89.6%
Other income, net	(308)	(10)	298	(96.8)%

Income before income taxes	$4,867	$1,461	$(3,406)	(70.0)%
Income tax expense	1,032	105	(927)	(89.8)%

Net income	$3,835	$1,356	$(2,479)	(64.6)%

Interest Expense, Net. Interest expense, net was $1.3 million in the thirty-nine week period ended September 26, 2009 compared to $0.7 million in the thirty-nine week period ended September 27, 2008. The change was primarily due to a decrease in the amount of interest capitalized related to construction costs and an increase in interest related to deemed landlord financing.

Other Income, Net. Other income, net for the thirty-nine week periods ended September 27, 2008 and September 26, 2009 represents business interruption insurance proceeds net of expenses.

Income Tax Expense. Our estimated effective annualized tax rate from continuing operations, including discrete items, was 7.2% for the thirty-nine week period ended September 26, 2009, as compared to 21.2% for thirty-nine week period ended September 27, 2008. We maintain a valuation allowance related to deferred tax assets since we believe realization is uncertain. Any change in our deferred tax asset position is offset by a similar change in the valuation allowance. Due to our projection of modest taxable income for the year in certain taxing jurisdictions, and due to the expected decrease in our deferred tax assets and corresponding change in the valuation allowance, our effective annual tax rate is expected to be between 5% and 10%.

Net Income. Net income decreased $2.5 million, to $1.4 million, in the thirty-nine week period ended September 26, 2009, from $3.8 million in the thirty-nine week period ended September 27, 2008, primarily due to a decrease in comparable restaurant sales of 16.5%, partially offset by decreases in previously discussed line items.

Liquidity and Capital Resources

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under our credit facility. Our main sources of cash have been net cash provided by operating activities, borrowings under our credit facility, cash from tenant improvement allowances, and issuance of common stock. The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows:

	Thirty-nine week period ended
	September 27, 2008	September 26, 2009
	(in thousands)
Net cash provided by operating activities	$14,776	$10,434
Net cash used in investing activities	(38,858)	(5,168)
Net cash provided by (used in) financing activities	20,382	(5,014)
Effect of exchange rate changes on cash and cash equivalents	(70)	294

Net increase (decrease) in cash and cash equivalents	$(3,770)	$546

The reduction in net cash provided by operating activities of $4.3 million, to $10.4 million, in the thirty-nine week period ended September 26, 2009 compared to net cash provided by operating activities of $14.8 million in the thirty-nine week period ended September 27, 2008 was primarily due to the reduction in net income between periods of $2.5 million, which was partially offset by an increase in depreciation and amortization of $1.6 million, and a decrease in operating assets and liabilities of $2.7 million.

Net cash used in investing activities was $5.2 million in the thirty-nine week period ended September 26, 2009 compared to $38.9 million in the thirty-nine week period ended September 27, 2008. We use cash primarily for equipment purchases and construction costs related to new restaurant openings, to purchase restaurants, and to upgrade and add capacity to existing restaurants. During the thirty-nine week periods ended September 26, 2009 and September 27, 2008, we opened two and nine restaurants, respectively.

Net cash used in financing activities was $5.0 million in the thirty-nine week period ended September 26, 2009 compared to net cash provided by financing activities of $20.4 million in the thirty-nine week period ended September 27, 2008. Net cash provided by or used in financing activities is primarily related to the borrowings and payments on our revolving credit facility. We utilize our revolving credit facility to fund our construction of new restaurants, remodeling of existing restaurants, as well as fund our ongoing operations.

As of September 26, 2009, the outstanding balance on our revolving credit facility was $18.5 million. On January 29, 2009, we amended our revolving credit facility. In conjunction with the amendment, the maximum availably under the facility was reduced from $150.0 million to $90.0 million, with an additional $50.0 million available at our request if specified conditions are met. Among other things, the amendment also affected our covenants and interest rates on borrowings under the facility. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin between 1.25% and 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios. As of September 26, 2009, our effective interest rate on our borrowings was 2.8%. Under our revolving credit facility agreement, we are subject to certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. We were in compliance with these covenants as of September 26, 2009.

Under our revolving credit facility agreement, loans are collateralized by the stock of our subsidiaries and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 26, 2009, the maximum exposure under these standby letters of credit was $3.0 million. At September 26, 2009 we had $68.5 million available, subject to the conditions of the agreement, under our revolving credit facility.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of September 26, 2009 we had not repurchased any shares.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated undiscounted future cash flows of the asset.

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore are not eligible for coverage. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for claims under the policy. See PART II. OTHER INFORMATION—ITEM 1. LEGAL PROCEEDINGS.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between our financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

We receive certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term, as a reduction of rent expense over the lease term. Accordingly, we have recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in deferred rent and other long-term liabilities. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space and the lease agreement for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for leases that meet the criteria and for those leases that do not qualify for sale leaseback treatment, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

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

We are exposed to market risk from changes in interest rates on borrowings, which, under the terms of our revolving credit facility at September 26, 2009, bear interest at the financial institution’s prime rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin between 1.25% and 2.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin between 1.35% and 2.60%, with margins determined by certain financial ratios. As of September 26, 2009, there was an outstanding balance of $18.5 million under our revolving credit facility. A hypothetical 30 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. For the thirteen week period ended September 26, 2009 we have incurred a $0.5 million currency translation gain, which is included in other comprehensive income. A hypothetical 10% decline in the foreign exchange rate of the Canadian dollar to the U.S. dollar, based on year to date, through the third quarter of 2009, results of operations would have a material adverse affect on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer who is also our interim chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and interim chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against us by private party plaintiffs and various government agencies, including federal, state and local taxing agencies, various state and local health departments, and the Equal Employment Opportunity Commission and other employment related agencies, among others. In certain instances we may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims. We are currently a defendant in several disputes that may be litigated in court.

In 2006, we were named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. We contested the claims and have negotiated with the plaintiffs to reach a settlement. The settlement was approved by the court, and the settlement amount was paid, in April 2008. In July 2009, a verdict was reached in our favor in a lawsuit brought against us regarding employment practices, which was litigated in the Superior Court of California.

Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal year 2008, we initiated litigation to contest the insurer’s conclusion.

ITEM 1A.	RISK FACTORS

Continued or worsening economic conditions and disruptions in the financial markets may adversely impact our business and results of operations, and could increase our cost of borrowing.

The restaurant industry is being adversely affected by economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent increased concerns about the economy and financial markets have reduced consumer confidence and decreased restaurant traffic, particularly at upscale restaurants, which is harmful to our business and results of operations. If these conditions continue or worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

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

If our vendors, customers or service providers are adversely affected, our business and results of operations may also be adversely affected.

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

Some of these factors are beyond our control. We may not be able to achieve our expansion goals and our new restaurants may not be able to achieve operating results similar to those of our existing restaurants. Due to the economic outlook, we have planned and opened both of our new restaurants for 2009, which is fewer than in the last several years.

Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price.

Our operating results may fluctuate significantly because of several factors, including:

•	our ability to achieve and manage our planned expansion;

•	our ability to achieve market acceptance, particularly in new markets;

•	our ability to raise capital;

•	changes in the availability and costs of food;

•	the loss of key management personnel;

•	the concentration of our restaurants in specific geographic areas;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences or discretionary spending;

•	fluctuations in the number of visitors or business travelers to our restaurants;

•	health concerns about seafood or other foods;

•	our ability to attract, motivate and retain qualified employees;

•	increases in labor costs;

•	the impact of federal, state or local government regulations relating to our employees or the sale or preparation of food and the sale of alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry;

•	economic trends generally; and

•	reduced corporate expenditures on meetings and/or conventions may impact our private dining business.

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

Our profitability depends significantly on our ability to anticipate and react to changes in food costs. We rely on local, regional and national suppliers to provide our seafood, beef and other ingredients. Increases in distribution costs or sale prices or failure to perform by these suppliers could cause our food costs to increase. We could also experience significant short-term disruptions in our supply if a significant supplier failed to meet its obligations. The supply of seafood and beef are more volatile than other types of food. The type, variety, quality and price of seafood and beef are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Changes in the price or availability of certain types of seafood and beef could affect our ability to offer a broad menu and price offering to customers and could materially adversely affect our profitability.

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

A decline in visitors or business travelers to areas where our restaurants are located could negatively affect our restaurant sales.

We depend on both local residents and business travelers to frequent our locations. If the number of visitors to frequent our locations declines due to economic or other conditions, changes in consumer preferences, changes in discretionary consumer spending or for other reasons, our revenues could decline significantly and our results of operations could be adversely affected.

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

As of September 26, 2009, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, fourteen in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Our business prospects depend in part on our ability to develop favorable consumer recognition of the McCormick & Schmick’s name. Although McCormick & Schmick’s Seafood Restaurants, M&S Grill, The Boathouse Restaurants, and other of our service marks are registered trademarks, our trademarks could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year and that several claims arising in 2005 through 2008 coverage years are related to the 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our settlement of class action claims in California. See Item 3, “Legal Proceedings.” We may not succeed in our planned contest of our insurer’s conclusion. If we are unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

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

The restaurant industry is characterized by the introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and purchasing habits. Our continued success depends in part upon the popularity of seafood and the style of dining we offer. Shifts in consumer preferences away from this cuisine or dining style could materially and adversely affect our operating results. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and purchasing habits, and to other factors affecting the restaurant industry, including new market entrants and demographic changes. If we change our concept and menu to respond to changes in consumer tastes or dining patterns, we may lose customers who do not like the new concept or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. Our success also depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Changes in consumer discretionary spending could more dramatically affect upscale restaurant concepts than casual restaurant concepts. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements would increase our labor costs and could harm our operating results and financial condition. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases.

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

Date: November 4, 2009