Form 10-K
period 2009-12-26
McCormick & Schmicks Seafood Restaurants Inc.
filed 2010-03-08
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50845

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1193199
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1414 NW Northrup Street, Suite 700 Portland, Oregon	97209
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on December 26, 2009 on The Nasdaq Stock Market Global Market) was $107,500,073. There were 14,849,922 shares of common stock outstanding as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

PART I

ITEM 1. BUSINESS

Overview

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment. We have successfully grown our business during the past 38 years by focusing on serving a broad selection of fresh seafood. As of December 26, 2009, we had 93 restaurants, including 87 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name.

Our daily-printed menu typically contains more than 80 made-to-order dishes, including an extensive selection of international, national, regional and local species of seafood. Our signature “Fresh List,” prominently displayed at the top of our daily-printed menu, features 20 to 30 varieties of fresh seafood, based on seasonality, product availability, price and guest preferences. We also offer alternatives to seafood, including high quality beef, creative salads and fresh pasta dishes.

Our restaurants are designed to capture the distinctive characteristics of each local market, positioning us to compete successfully in a sector comprised primarily of locally owned and operated seafood restaurants. We seek to create an inviting atmosphere which enables us to attract a diverse guest base of men and women, primarily ages 30 to 60, typically college-educated and in the middle to upper-middle income brackets. We believe the combination of our restaurant atmosphere, our extensive menu offerings, superior service and broad range of price points appeals to a diverse guest base from casual diners, families and tourists to business travelers and special occasion diners.

We believe we are the only high quality seafood restaurant that operates on a national scale, and that we have successfully differentiated ourselves from our competitors by focusing on the following core strengths.

Fresh Seafood

Our primary business focus for more than 38 years has been to consistently offer a broad selection of fresh seafood, which we believe commands strong loyalty from our guests. Our daily-printed menu typically contains more than 80 made-to-order dishes, including an extensive selection of nationally available species such as Atlantic lobster, Dungeness crab and Alaskan halibut, as well as seasonal products such as wild king salmon, Columbia River sturgeon, sashimi-grade tuna, exotic Hawaiian catches and an extensive variety of cold water oysters. The executive chef at the majority of our restaurants tailor the menu, at least once daily, based on the availability of different species of fresh seafood, price and guest preferences.

We believe we successfully differentiate our concept from both independent local seafood restaurants and national and regional seafood restaurant chains by including in our daily-printed menu our signature “Fresh List”

of typically 20 to 30 fresh seafood varieties, sourced from throughout the United States and from select international locations. We are able to offer a wide variety of consistently fresh, high quality seafood through our close relationships with reputable local and national seafood vendors. We encourage our vendors to adopt preferred and sustainable fishing practices to guarantee the current and future quality and supply of our seafood. During our daily “fresh talk,” the executive chef at each of our restaurants educates our restaurant staff on the menu items of the day so we can effectively communicate the sourcing, freshness, quality and method of preparation of our products to our guests.

In 2009, we introduced enhancements to our menu offerings that included a diversified small plate section ranging in price from $5.95 to $9.95, a sushi selection, including five to seven traditional and unique offerings, and a seafood bar section that offers items by the piece so guests can build their own combinations.

Attraction of Our Full-Service Bar

We consider our bar operations to be an integral part of the “McCormick & Schmick’s” brand and central to our broad appeal. This philosophy dates back to our first restaurant, Jake’s Famous Crawfish, the success of which was largely driven by its bar operation, enhancing the dining room business by creating a social forum and building clientele. Our bar operation remains a cornerstone of our restaurant concept, showcasing our commitment to traditionalism and quality. We attract patrons to our bar as a final destination, where they can enjoy a broad selection of liquors, wines and beers in a traditional yet lively environment. Our cocktails are created using traditional methods and are hand-shaken, hand-poured and made with freshly squeezed juices, underlining our focus on product quality. We also offer value-priced food items in our bars during our happy hour, which tends to attract younger guests whom we aim to secure as regular restaurant guests.

As a result of our focus on our bar operations as an integral part of our business, our bars drive sales in our dining rooms. We run our bar operations as a profit center rather than a mere holding area for diners. In 2009, alcohol sales, predominantly from our bar, accounted for approximately 29.6% of our revenues and contributed higher gross margins than food sales. The higher gross margins we generate from bar sales allows us the flexibility to offer lower prices on some of our food menu items, helping us maintain our broad guest appeal.

Broad Appeal of Our Concept

We believe we appeal to a broad range of guests by providing an attractive price-value proposition, with prices that are generally more affordable than those of our upscale competitors. Additionally, we believe we offer service that is superior to that of most other restaurants. The price of a typical meal, including beverages, ranges from $16 to $33 for lunch and $36 to $61 for dinner, with an average of approximately $23 and $50, respectively. Over the past few years, we have enhanced our menu to offer our guests a more affordable dining option by including a selection of lower priced items on our menus for both lunch and dinner. For example, we offer a variety of dining room specials starting at $7.95 as well as our happy hour menu that is served in our bars with several options starting at $1.95. We believe even the price sensitive diner values our superior service, and we have received recognition from our guests and industry awards for our service quality.

The combination of our high quality seafood, pricing strategy and guest service enables us to attract a broad guest demographic. Most of our guests are 30 to 60 years old, primarily college-educated, in the middle to upper-middle income brackets. Our bar operations allow us to also capture the 25 to 35 year old professionals, positioning us to attract a younger clientele as dedicated restaurant guests.

In 2009, we launched a number of new initiatives to evolve our concept with the primary goals of broadening our connection to our guests, to include a younger audience, increasing our brand relevance, and improving our overall satisfaction ratings with our guests. This strategy involves rebranding our bar experience, expanding our culinary offerings, and synergizing our marketing efforts.

Our broad appeal is supported by our catering and banquet services, which we offer both in our restaurants and at other locations as guests request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2009, banquets accounted for approximately 9% of our revenues.

Entrepreneurial Culture with Corporate Control

A key component of our success for more than 38 years has been our commitment to promoting and sustaining an entrepreneurial culture throughout our restaurants while maintaining strong corporate oversight and financial controls. Within this strong corporate infrastructure, each restaurant has profit and loss responsibility and a high degree of operating autonomy. The executive chef at each restaurant has the flexibility, within clearly defined corporate guidelines, to structure menus that cater to guest preferences in that restaurant’s market and respond to changes in product availability and market conditions. We offer quarterly and annual cash performance incentives to certain exempt employees at the restaurant level based on the restaurant’s revenues, costs and profitability, compliance with corporate administrative and payroll guidelines, and the success of other initiatives, such as local community involvement.

We believe our entrepreneurial culture helps us to attract and retain highly qualified and motivated individuals. Our average retention rate for our restaurant general managers and executive chefs is approximately 80%. We believe our decentralized, employee-oriented, entrepreneurial culture creates a sense of pride in our company and allows us to ensure quality service execution at the restaurant level. We believe the stability of our management team and operating personnel, coupled with our disciplined but entrepreneurial culture, positions us for the continued success and growth of our concept.

Portability of Our Brand

We have expanded the McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed successfully with both national and regional restaurant chains and independent local operators, due in part to the flexibility of our real estate model and our nationwide infrastructure. As of December 26, 2009, we had 93 restaurants, including 87 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada operating under The Boathouse name.

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

We compete on a restaurant-by-restaurant basis with independent local restaurant operators while leveraging the operating strengths of our national infrastructure. We believe the breadth and scale of our restaurant operations and our more than 38 years of experience in the business give us a competitive advantage in terms of the quality, sourcing and freshness of our menu offerings, and flexibility of price points, making our model difficult to replicate. This competitive advantage contributes to our brand’s reputation for quality and service in the affordable upscale dining sector, which we believe commands strong loyalty from our guests.

Our Growth Strategy

We believe our flexible business model, combined with our fresh menu offerings, professional customer service and inviting restaurant environment, provide us with significant opportunities to further grow our business. Key elements of our growth strategy include the following:

Market Expansion

We remain focused on the disciplined growth of our McCormick & Schmick’s brand in our existing markets. We believe we have established the necessary market analysis and site selection procedures for identifying new restaurant opportunities in these markets. In particular, we will continue to evaluate opportunities in affluent suburban areas near existing restaurants in downtown areas to better diversify our presence in existing markets. This strategy enables us to achieve a higher degree of market penetration and brand awareness, resulting in increased repeat business from our broad and diverse customer base. Additionally, we intend to further leverage the economies of scale of our operations to enhance our competitive advantage against independent local competitors, principally in the areas of advertising, marketing, purchasing and distribution infrastructure.

In selecting new market opportunities, we continue to focus on downtown and affluent suburban areas that have large middle to upper-middle income populations, have high guest traffic from thriving businesses or retail markets, and that are convenient for and appealing to business and leisure travelers. We will continue to promote the McCormick & Schmick’s brand image and our broad appeal by opening new restaurants in prime real estate locations and by customizing each new restaurant to the local market.

We intend to open one new restaurant in an existing U.S. market in 2010 and one new restaurant in a new U.S. market in 2010. Based on capital availability and economic conditions, we may open additional restaurants in 2010.

The acquisition of The Boathouse restaurants marked our entry into the Canadian market through a well established brand known for its premier locations, broad appeal and operational excellence. We acquired five existing restaurants and one under construction, which we opened in October 2007, in the greater Vancouver B.C. area. Our acquisition of The Boathouse restaurants was our first significant expansion through acquisition. We continue to evaluate acquisition opportunities in new markets and existing markets as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants, culture and business plan.

Reinvestment in existing restaurants

Just as important as growth opportunities outside of our restaurant base is the opportunity to reinvest in our existing restaurants to expand the top line sales potential. During 2009, we selected several restaurants to receive upgrades in patio seating and/or restaurant décor which will be implemented in 2010. We also selected a total of twenty restaurants to receive upgrades in their audio-visual equipment. We feel these upgrades help to revitalize the look and feel of the restaurants, expand opportunities to attract new guests, as well as reconnecting with existing guests to build frequency.

Capture of Ancillary Business Opportunities

We will continue to pursue secondary opportunities that are complementary to our primary concept and further our growth objectives. We operate a collection of individually branded restaurants that include The Heathman Restaurant, McCormick & Kuleto’s Seafood Restaurant, William Douglas Steakhouse, Jake’s Famous Crawfish, Jake’s Grill and Spenger’s Fresh Fish Grotto. We also operate seven restaurants under the name M&S Grill and six restaurants in Canada under the name The Boathouse Restaurants. Our uniquely branded concepts offer an alternative menu to that of our McCormick and Schmick’s branded seafood restaurants. We will also continue to consider catering opportunities and management agreements with hotels. As of December 26, 2009, we operated one restaurant under a management agreement.

Unit Level Economics

Our average cash investment per restaurant opened since 1997 has been approximately $3.0 million, including leasehold improvements, furniture, fixtures and equipment, net of landlord incentive allowances. We have reduced the size of our restaurant prototype to facilitate our entry into a greater variety of markets and provide us with increased flexibility with site selection. We anticipate that our average investment per restaurant will be between approximately $2.2 million and $3.2 million going forward. Due to the current economic downturn a number of restaurants have closed, presenting us with conversion opportunities, which on average range between $1.2 million and $2.2 million of investment per conversion.

The average annualized restaurant sales volume in 2009 for restaurants opened as of December 26, 2009 was approximately $3.9 million. Restaurants opened prior to 2003, were, on average, approximately 10,000 square feet each. Since 2002, we have added 58 company-owned restaurants (including the restaurants acquired in The Boathouse acquisition), which average approximately 8,000 square feet each.

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

The majority of our restaurants primarily purchase seafood from a network of preferred vendors we have identified as consistently supplying seafood that meets our high standards. The identification and selection of seafood suppliers is reviewed regularly based on product quality, sanitation, fishing practices, pricing and customer service. We prefer suppliers who use day-boats rather than those who are at sea for multiple days because their product is typically fresher. We believe our national and regional presence allows us to achieve better quality and pricing terms for key products, such as fresh fin fish and shellfish, than most of our competitors. Other food products, such as high quality beef and dry goods, are sourced primarily from SYSCO Corporation, a national food distributor, while liquor, beer and wine are purchased from local distributors. SYSCO accounted for approximately 22% of our food purchases in 2009. No other vendor accounted for more than 10% of our purchases in 2009.

Restaurant Design and Atmosphere

Our restaurant designs and decor are intended to capture distinctive attributes of each local market, varying from traditional New England-style fish houses to contemporary dinner houses with waterfront views. Some of our restaurants are located in historic buildings, reinforcing our commitment to local design elements and further promoting the appeal and ambience of our restaurants. Whether “turn of the century,” classic art deco or traditional design with contemporary twists, our flexible approach to our restaurant designs contributes to the uniqueness of each restaurant and allows us to successfully compete in a sector comprised primarily of independent, locally-owned and operated seafood restaurants. Additionally, our interior decor fosters an inviting atmosphere that we believe is equally appealing to men and women.

Restaurant Locations, Lease Arrangements and Management Fee Arrangements

As of December 26, 2009 we operated 93 restaurants including 87 restaurants in the United States, of which one is operated pursuant to a management agreement, and six restaurants in Canada under The Boathouse name. We lease all but two of our restaurant sites, one we operate under a management agreement and one we own. Terms vary by restaurant, but we generally lease space for 10 to 20 years with one to three five-year renewal options.

The following is a schedule of restaurants we operated as of December 26, 2009:

Restaurant Name	City	Year Added
Alabama
McCormick & Schmick’s Seafood Restaurant	Birmingham	2004

Arizona
McCormick & Schmick’s Seafood Restaurant	Phoenix	1999
McCormick & Schmick’s Seafood Restaurant	Scottsdale	2008

California
McCormick & Schmick’s Seafood Restaurant	Irvine	1989
McCormick & Kuleto’s Seafood Restaurant	San Francisco	1991
McCormick & Schmick’s Seafood Restaurant	Los Angeles	1992
McCormick & Schmick’s Seafood Restaurant	Pasadena	1993
McCormick & Schmick’s a Pacific Seafood Grill	Beverly Hills	1994
McCormick & Schmick’s Seafood Restaurant	El Segundo	1998
Spenger’s Fresh Fish Grotto	Berkeley	1999
McCormick & Schmick’s Seafood Restaurant	San Jose	2004
McCormick & Schmick’s Seafood Restaurant*	San Diego	2004
McCormick & Schmick’s Seafood Restaurant	Burbank	2006
McCormick & Schmick’s Seafood Restaurant	Sacramento	2007
McCormick & Schmick’s Seafood Restaurant	Santa Ana	2007
McCormick & Schmick’s Seafood Restaurant	Anaheim	2008
McCormick & Schmick’s Seafood Restaurant	Roseville	2009

Colorado
McCormick’s Fish House & Bar	Denver	1987
McCormick & Schmick’s Seafood Restaurant	Denver	2004

District of Columbia
McCormick & Schmick’s Seafood Restaurant	Washington	1996
M&S Grill	Washington	1998
McCormick & Schmick’s Seafood Restaurant	Washington	2004

Florida
McCormick & Schmick’s Seafood Restaurant	Orlando	2002
McCormick & Schmick’s Seafood Restaurant	Boca Raton	2006
McCormick & Schmick’s Seafood Restaurant	Naples	2008

Georgia
McCormick & Schmick’s Seafood Restaurant	Atlanta	2000
McCormick & Schmick’s Seafood Restaurant	Atlanta	2002

Restaurant Name	City	Year Added
Illinois
McCormick & Schmick’s Seafood Restaurant	Chicago	1998
McCormick & Schmick’s Seafood Restaurant	Chicago	2006
McCormick & Schmick’s Seafood Restaurant	Schaumburg	2007
McCormick & Schmick’s Seafood Restaurant	Oak Brook	2007
McCormick & Schmick’s Seafood Restaurant	Skokie	2007
McCormick & Schmick’s Seafood Restaurant	Rosemont	2008

Indiana
McCormick & Schmick’s Seafood Restaurant	Indianapolis	2005

Maryland
McCormick & Schmick’s Seafood Restaurant	Baltimore	1998
McCormick & Schmick’s Seafood Restaurant	Bethesda	1999
M&S Grill	Baltimore	2003
McCormick & Schmick’s Seafood Restaurant	Annapolis	2007
McCormick & Schmick’s Seafood Restaurant	National Harbor	2008

Massachusetts
McCormick & Schmick’s Seafood Restaurant	Boston	2000
McCormick & Schmick’s Seafood Restaurant	Boston	2001

Michigan
McCormick & Schmick’s Seafood Restaurant	Troy	2001

Minnesota
McCormick & Schmick’s Seafood Restaurant	Minneapolis	2000
M&S Grill	Minneapolis	2006
McCormick & Schmick’s Seafood Restaurant	Edina	2008

Missouri
McCormick & Schmick’s Seafood Restaurant	Kansas City	2000
M&S Grill	Kansas City	2005
McCormick & Schmick’s Seafood Restaurant	St. Louis	2009

Nevada
McCormick & Schmick’s Seafood Restaurant	Las Vegas	1998

New Jersey
McCormick & Schmick’s Seafood Restaurant	Hackensack	2002
McCormick & Schmick’s Seafood Restaurant	Bridgewater	2003
McCormick & Schmick’s Seafood Restaurant	Atlantic City	2008
McCormick & Schmick’s Seafood Restaurant/William Douglas Steakhouse	Cherry Hill	2008

New York
McCormick & Schmick’s Seafood Restaurant	New York	2004

North Carolina
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Raleigh	2008

Ohio
McCormick & Schmick’s Seafood Restaurant	Columbus	2006
McCormick & Schmick’s Seafood Restaurant	Cincinnati	2006
McCormick & Schmick’s Seafood Restaurant	Cleveland	2007
McCormick & Schmick’s Seafood Restaurant	Dayton	2007

Oregon
Jake’s Famous Crawfish	Portland	1972

Restaurant Name	City	Year Added
McCormick’s Fish House & Bar	Beaverton	1981
McCormick & Schmick’s Harborside at the Marina	Portland	1985
Jake’s Grill/Jake’s Catering	Portland	1994
The Heathman Restaurant	Portland	2000
McCormick & Schmick’s Seafood Grill	Tigard	2005

Pennsylvania
McCormick & Schmick’s Seafood Restaurant	Philadelphia	2001
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2005
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2007

Rhode Island
McCormick & Schmick’s Seafood Restaurant	Providence	2004

Texas
McCormick & Schmick’s Seafood Restaurant	Houston	1999
McCormick & Schmick’s Seafood Restaurant	Dallas	2003
McCormick & Schmick’s Seafood Restaurant	Austin	2004
McCormick & Schmick’s Seafood Restaurant	Austin	2007
McCormick & Schmick’s Seafood Restaurant	Houston	2008

Virginia
McCormick & Schmick’s Seafood Restaurant	Reston	1997
McCormick & Schmick’s Seafood Restaurant	McLean	2000
M&S Grill	Reston	2004
McCormick & Schmick’s Seafood Restaurant	Arlington	2004
McCormick & Schmick’s Seafood Restaurant	Virginia Beach	2007

Washington
McCormick’s Fish House & Bar	Seattle	1977
McCormick & Schmick’s Seafood Restaurant	Seattle	1984
McCormick & Schmick’s Catering at the Museum of Flight in Seattle	Seattle	1994
McCormick & Schmick’s Harborside on Lake Union	Seattle	1996
McCormick & Schmick’s Seafood Restaurant	Bellevue	2005

Wisconsin
McCormick & Schmick’s Seafood Restaurant	Milwaukee	2008

Canada
The Boathouse Restaurant	Vancouver, B.C.	2007
The Boathouse Restaurant	New Westminster, B.C.	2007
The Boathouse Restaurant	White Rock, B.C.	2007
The Boathouse Restaurant	Richmond, B.C.	2007
The Boathouse Restaurant	Horseshoe Bay, B.C.	2007
The Boathouse Restaurant	Port Moody, B.C.	2007

*	Operated under a management agreement.

Site Selection

We believe our site selection is critical to our growth strategy. We carefully consider potential markets and devote a substantial amount of time and effort to evaluate each potential restaurant site. We identify new restaurant opportunities through an established real estate broker network and developer relationships. Our site specifications are flexible. We believe this allows us to consider a broader range of possible locations than most of our regional and national competitors. The criteria we consider in developing our expansion plans and in selecting new restaurants include:

•	population density, and income and educational level of the population;

•	competitive conditions, presence of other retail or traffic generators and menu prices;

•	estimated return on investment;

•	available square footage and lease economics;

•	the proximity of hotels and office space and the density of pedestrian and vehicle traffic;

•	the suitability of the site for an affordable, upscale restaurant with a traditional ambience;

•	capacity expansion possibilities; and

•	management’s experience in the market and the proximity of any of our existing restaurants.

A majority of our restaurants are located in high-traffic, metropolitan areas and several are located in historic buildings. We believe there are many additional markets both in the United States and internationally that meet our demographic and geographic profiles.

Of our 93 restaurants, including one we operate under a management agreement, 30, or 32%, were opened or acquired within the last three years and 43, or 46%, were opened or acquired within the last five years. We believe our expansion has been at a steady, controlled and prudent pace. In the past two years, economic conditions have caused us to slow our development. We opened two restaurants in 2009, and our plan for 2010 includes the opening of two restaurants. Based on capital availability and economic conditions, we may open additional restaurants in 2010. The typical lead-time from the selection of a new construction location to the opening of a restaurant is approximately twelve to fifteen months. In certain circumstances involving conversions of existing restaurants this time period could be shorter. We evaluate acquisition opportunities as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants and our business plan.

Marketing and Advertising

The goals of our marketing efforts are to:

•	increase comparable restaurant sales by attracting new guests;

•	increase the frequency of visits by our current guests;

•	support new restaurant openings to achieve sales and profit goals; and

•	communicate and promote the uniqueness, appeal, quality and consistency of our brand.

In 2009, our combined marketing and advertising expenditures were approximately 1% of revenues.

Local Marketing

From before a new restaurant opens to decades after one of our restaurants has been open for business, each property focuses on a variety of local marketing initiatives intended to further connect each restaurant to the local market.

For new restaurants, approximately 60 days before a scheduled restaurant opening, our local public relations firms collaborate with the local media to publicize our restaurant opening and, in new markets, to generate awareness of our brand. We typically host several social events in the local community to generate publicity and build relationships with key stakeholders and community leaders before the official opening of a restaurant. Post-opening, we maintain a strong relationship with our public relations firms and remain focused on our commitment to promoting our brand in the local market through various programs, such as cooking demonstrations by our chefs or discussions on seafood and related offerings on local news broadcasts.

Our restaurants actively sponsor community events and support charitable and non-profit organizations through both monetary and in-kind donations. We believe that, in addition to benefiting our local communities, these activities generate positive media attention and publicity for our brand and enhance our local public image.

We advertise with local daily and weekly publications, key monthly magazines and some local business journals in most urban markets. We also periodically offer promotional certificates and maintain contact with organizations in the travel and convention industries, such as hotels, travel agents, convention centers and local retailers, to further enhance both brand and restaurant location awareness and to target specific guest groups.

We are able to utilize our e-marketing platform to communicate with our preferred guests at a local level to target marketing campaigns specific to their individual home restaurant or market.

National Advertising and Public Relations

Our national advertising program has focused on national periodicals such as major airlines’ in-flight magazines and WHERE Magazine. Additionally, we advertised across the national network of The Business Journal publications and in USA Today during 2009. We also work with a national public relations firm to deliver our restaurants’ core messages to a broad variety of print, broadcast and online media outlets and to create publicity programs to reinforce our brand image on a national scale. To reinforce our broad differentiation, we highlight the breadth and freshness of our seafood as well as our strong price-value proposition in both local and national advertising and public relations efforts.

We also utilize our e-marketing platform for communications on a national scale to both our preferred guests and e-club members to announce upcoming promotions in our restaurants.

Operations

Restaurant Management

Our U.S. restaurant operations are organized into three divisions (West Coast, Midwest, and East Coast), each with a vice president of operations overseeing all aspects of restaurant operations within the designated division, including financial performance, new restaurant openings, capital expenditure requests, management development and local marketing. Each of our vice presidents reports to our executive vice president of operations.

Twelve multi-restaurant managers, of whom seven are regional managers and five are regional chefs, are each typically responsible for eight to twenty restaurants and report to a vice president of operations. Both regional managers and regional chefs are responsible for overall restaurant operations, but have an increased focus on their respective areas of expertise. For example, regional chefs focus more heavily on negotiating food costs, ensuring high food quality, developing and nurturing executive and sous chefs and responding to kitchen staff needs. Regional managers focus primarily on revenues, profitability, front-of-house management and marketing activities.

Our typical restaurant management team consists of a general manager and an executive chef, one to three assistant managers, one to three sous chefs and, in some cases, a meeting planner/banquet coordinator. The remaining restaurant-level employees are hourly personnel varying in number based on restaurant size. Our typical restaurant employs 80 to 90 full-time and part-time employees. The general manager is responsible for all management functions, including purchasing (other than for food), hiring and terminations and oversight of restaurant-level bookkeeping and cash controls. The executive chef is responsible for managing all kitchen functions, including training, menu design and food purchasing, quality and presentation.

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

Restaurant Operations

Our restaurants are generally open 365 days each year, serve lunch and dinner and are generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. In 2009, dinner comprised approximately 77% of revenues, while lunch comprised approximately 23% of revenues, and our restaurants served an average of 774 guests per week during lunch and 1,196 guests per week during dinner. To accommodate guests who have limited time available during lunch, we offer a 45-minute lunch guarantee.

Additionally, we offer catering and banquet services both in our restaurants and at other locations as guests’ request. Our presence in and near hotels enables us to expand the reach of our banquet offerings. In 2009, banquets accounted for approximately 9% of our revenues.

Employees

As of December 26, 2009 we employed 6,592 persons, of whom 662 were salaried and 5,930 were hourly personnel. None of our employees are represented by unions and, in general, we consider our relationship with our employees to be good. Our employees are summarized by major functional area in the table below.

Functional Area	Number of Employees
VPs/regional managers/regional chefs	20
General managers	88
Assistant managers	249
Executive chefs	89
Sous chefs	143
Non-salaried restaurant staff	5,889
Corporate salaried	73
Corporate non-salaried	41

Total	6,592

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

Industry and Competition

Industry

We operate in a highly competitive industry that is affected by changes in consumer eating habits and dietary preferences, population trends and traffic patterns, and local and national economic conditions. Key competitive factors in the industry include the taste, quality and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience. We believe we compete favorably with respect to each of these factors and have successfully overcome the following barriers often faced by seafood restaurants:

•	developing and maintaining consistent, reliable sources of high quality, fresh seafood;

•	difficulty in hedging against increases in seafood costs;

•	complications in preparing and handling seafood; and

•	regional variations in consumer tastes for seafood products vary.

Competition

While we compete with a range of restaurant operators for consumers’ dining preferences and with both restaurants and retailers for site locations and personnel requirements, we feel we are uniquely positioned between the upscale casual restaurants and fine dining establishments, as such, we consider our principal competitors to include the following:

•	independent, local seafood restaurants;

•	regional seafood restaurant concepts;

•	national upscale casual restaurants; and

•	upscale “steak and chop” restaurants.

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

ITEM 1A. RISK FACTORS

Continued or worsening economic conditions and disruptions in the financial markets may adversely impact our business, results of operations, including potential impairment of the long-lived assets of our restaurants, and could increase our cost of borrowing.

The restaurant industry is being adversely affected by economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The increased concerns about the economy and financial markets have reduced consumer confidence and decreased restaurant traffic, particularly at upscale restaurants, which is harmful to our business and results of operations. If these conditions continue or worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

In addition, adverse general economic conditions have affected and are likely to continue to affect:

•	Our vendors and suppliers, some of which are local or regional and may be less able to survive in a difficult economic environment than national suppliers;

•	Our guests, who may have less disposable income or who may decrease discretionary spending; and

•

Real estate developers, landlords and co-tenants, who may be unable to meet commitments to fill space in developments where our restaurants are located, which would decrease guest traffic to our restaurants.

If our vendors, guests or service providers are adversely affected, our business and results of operations may also be adversely affected.

Restaurant companies have been the target of class-actions and other lawsuits alleging, among other things, violation of federal and state law.

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our guests or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class-action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. In 2007, we incurred a $2.2 million charge for a class action legal settlement relating to an employment claim. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We may incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

Our growth strategy depends in large part on our ability to open new restaurants and to operate these restaurants profitably. Delays or failures in opening new restaurants could impair our ability to meet our growth objectives. We have in the past experienced delays in restaurant openings and may experience similar delays in the future. Our ability to expand our business successfully will depend upon numerous factors, including:

•	hiring, training and retaining skilled management, chefs and other qualified personnel to open, manage and operate new restaurants;

•	locating and securing a sufficient number of suitable new restaurant sites in new and existing markets on acceptable financial terms;

•	managing the length of time and construction and development costs associated with the opening of new restaurants;

•	obtaining adequate financing for the construction of new restaurants;

•	securing governmental approvals and permits required to open new restaurants in a timely manner, if at all;

•

Real estate developers, landlords and co-tenants, may be unable to meet commitments to fill space in developments where our restaurants are to be located, which would decrease guest traffic to our planned restaurants;

•	successfully promoting our new restaurants and competing in the markets in which our new restaurants are located; and

•	general economic conditions.

Some of these factors are beyond our control. We may not be able to achieve our expansion goals and our new restaurants may not be able to achieve operating results similar to those of our existing restaurants. Due to the economic outlook, we opened two restaurants for 2009, which is fewer than in the last several years.

Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price.

Our operating results may fluctuate significantly because of several factors, including:

•	our ability to achieve and manage our planned expansion;

•	our ability to achieve market acceptance, particularly in new markets;

•	our ability to raise capital, or the availability of expansion capital generally;

•	changes in the availability and costs of food;

•	the loss of key management personnel;

•	the concentration of our restaurants in specific geographic areas;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences or discretionary spending;

•	fluctuations in the number of visitors or business travelers to our restaurants;

•	health concerns about seafood or other foods;

•	our ability to attract, motivate and retain qualified employees;

•	increases in labor costs;

•	the impact of federal, state or local government regulations relating to our employees or the sale or preparation of food and the sale of alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry;

•	the effect of widespread adverse weather conditions;

•	economic trends generally;

•

the ability of real estate developers, landlords and co-tenants, to meet commitments to fill space in developments where our restaurants are to be located, which would decrease guest traffic to our restaurants; and

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

Our profitability depends significantly on our ability to anticipate and react to changes in food costs. We rely on local, regional and national suppliers to provide our seafood, produce, beef and other ingredients. Increases in distribution costs or sale prices or failure to perform by these suppliers could cause our food costs to increase. We could also experience significant short-term disruptions in our supply if a significant supplier failed to meet its obligations. The supply of seafood, produce and beef are more volatile than other types of food. The type, variety, quality and price of seafood, produce and beef are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather. Changes in the price or availability of certain types of seafood and beef could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability.

Low market acceptance could adversely affect the profitability of restaurants that we open in new markets.

Our growth strategy includes opening restaurants in markets where we have little or no operating experience and in which potential guests may not be familiar with our restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and our ability to generate market awareness and acceptance of the McCormick & Schmick’s brand and our other brands. As a result, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. Sales at restaurants we open in new markets may take longer to reach our average annual sales, if at all. As a result, the results of operations at our new restaurants may be inferior to those of our existing restaurants. We may not be able to profitably open restaurants in new markets.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We opened twelve company-owned restaurants and acquired five The Boathouse restaurants in 2007, and in 2008 we opened eleven company-owned restaurants. We opened two company-owned restaurants in 2009. Our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

As of December 26, 2009, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, fourteen in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year and that several claims arising in 2005 through 2008 coverage years are related to the 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our settlement of class action claims in California. See Item 3, “Legal Proceedings.” We may not succeed in our contest of our insurer’s conclusion. If we are unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.

Our growth strategy includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough guests to the new restaurants for them to operate at a profit. Even if we are able to attract enough guests to the new restaurants to operate them at a profit, those guests may be former guests of one of our existing restaurants in that market and the opening of new restaurants in the existing market could reduce the revenue of our existing restaurants in that market.

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

We are sometimes the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Litigation or adverse publicity resulting from these allegations may materially and adversely affect us or our restaurants, regardless of whether the allegations are valid or whether we are liable. Further, these claims may divert our financial and management resources from revenue-generating activities and business operations.

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

Federal legislation, and state and local legislation in areas where we operate restaurants, has been proposed in the past that would require us to provide nutritional information to our customers. Laws in several states and local jurisdictions require specific classes of restaurants to publish nutritional information on menus or to make that information available to customers. To the extent these laws are or become applicable to our restaurants, we would face significant compliance and litigation costs associated with nutritional labeling and other disclosure practices. These costs and risks could disproportionally impact us, compared to other restaurants, because our daily menu changes and because of variations in food preparation among our restaurants, where dishes are prepared from scratch.

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

Federal legislation, and state and local legislation in areas where we operate restaurants, has been proposed in the past that would require us to provide nutritional information to our customers. Laws in several states and local jurisdictions require specific classes of restaurants to publish nutritional information on menus or to make that information available to customers. To the extent these laws are or become applicable to our restaurants, we would face significant compliance and litigation costs associated with nutritional labeling and other disclosure practices. These costs and risks could disproportionally impact us, compared to other restaurants, because our daily menu changes and because of variations in food preparation among our restaurants, where dishes are prepared from scratch.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Portland, Oregon. In January 2010, we moved the corporate headquarters to a new leased facility in Portland, Oregon. We occupy this facility under a lease that terminates in April 2017. We lease all of our restaurant facilities, except for one we own and one that we operate under a management agreement.

ITEM 3. LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against us by private party plaintiffs and various government agencies, including federal, state and local agencies, various state and local health departments, and the Equal Employment Opportunity Commission and other employment related agencies, among others. In certain instances we may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims. We currently are a defendant in disputes that may be litigated in court.

We were named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. We have contested the claims and negotiated a settlement with the plaintiffs. We do not anticipate the changes to our hiring and employment practices we agreed to in connection with the settlement will significantly affect our operations. The settlement was approved by the court, and the settlement amount was paid, in April 2008.

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

ITEM 4. Reserved

ITEM 4A. EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

William T. Freeman (age 50) joined McCormick and Schmick’s as the chief executive officer on January 12, 2009, and was elected a director on January 27, 2009. Mr. Freeman has more than 24 years of experience in the restaurant and entertainment industries, most recently as the founder, president and chief executive officer of B&B Restaurant Ventures, LLC, which operated Fox Sports Grill, where he was responsible for the creation, development, operation and growth of the concept from inception. The Fox Sports Grill restaurants were sold in a prepackaged Chapter 11 bankruptcy filed in July 2008 by B&B Restaurant Ventures. Mr. Freeman has also held senior management positions with Robert Redford’s Sundance Entertainment, where he was responsible for all operating divisions including the Sundance Channel, Sundance

Resort and the development of the Sundance Film Centers; and Disney Regional Entertainment, where he developed, operated and grew the ESPN brand on a national basis through the development of retail, restaurant and live production venues. Mr. Freeman received his Bachelor of Science in accounting from Furman University and began his career as a certified public accountant at Ernst & Whinney.

Michelle M. Lantow (age 48) joined McCormick & Schmick’s as the chief financial officer on January 6, 2010. Ms. Lantow has more than 25 years of experience in corporate financial management and leadership, most recently as the President and Chief Financial Officer of Lucy Activewear, Inc. Lucy Activewear, Inc. is a wholly owned subsidiary of VF Corporation. Prior to joining Lucy Activewear, Inc., Ms. Lantow was the Vice President of Finance, Corporate Controller, and Vice President of Investor Relations for GAP, Inc. Ms. Lantow received her Bachelor of Arts in business economics from the University of California at Santa Barbara and began her career as a certified public accountant at Arthur Anderson and Co.

Michael B. Liedberg (age 47) joined McCormick & Schmick’s in January 2004 and was appointed executive vice president of operations in January 2007. From 2004 through 2006, he was a vice president of operations. Mr. Liedberg has over 20 years of management experience in the restaurant industry including service as the president and chief executive officer of Desert Moon Restaurants from December 2001 to January 2004. Before 2001, Mr. Liedberg held various positions for thirteen years with Avado Brands, Inc. Mr. Liedberg’s education includes a certificate from the Management Program at Georgia Institute of Technology and a Human Resources Certificate from the University of Georgia.

Jeffrey H. Skeele (age 55) has been a senior vice president of operations of McCormick & Schmick’s since January 2008, and from 1998 to 2007 he was a vice president of operations. He also has held the positions of senior manager (1991-1996) and general manager (1986-1988). From 1988 to 1991, Mr. Skeele was a vice president at West Group Partners.

Martin P. Gardner (age 49) has been our vice president of finance since January 2007 and our corporate controller since June 2007. Mr. Gardner joined us in 2004 and previously served as our director of finance. From 2000 to 2004, Mr. Gardner was corporate controller of Lexar, Inc. From 1995 to 2000, Mr. Gardner held various management positions, including corporate controller, for Mattson Technology, Inc. Mr. Gardner received his Bachelor of Science degree in accounting from San Jose State University, his Master of Science degree in finance from Golden Gate University and is a certified public accountant.

Kelly A.B. Gordon (age 52) joined McCormick & Schmick’s in 2007 as a vice president as part of The Boathouse Restaurants acquisition. Prior to joining McCormick & Schmick’s, he spent seven years as vice president of operations for The Spectra Group. Prior to that, Mr. Gordon was a partner with The Keg Steakhouse & Bar restaurants for eight years. Mr. Gordon received his Bachelors degree from Simon Fraser University, majoring in business and economics.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the NASDAQ Global Stock Market under the symbol “MSSR”. The table below sets forth the high and low closing price for our common stock in the first, second, third and fourth quarters of fiscal 2009 and 2008, as reported by the NASDAQ Global Stock Market.

	Stock Price
	High	Low
4th Quarter 2009	$8.04	$5.63
3rd Quarter 2009	9.23	6.64
2nd Quarter 2009	7.87	3.77
1st Quarter 2009	4.95	1.46
4th Quarter 2008	9.74	3.34
3rd Quarter 2008	11.43	7.15
2nd Quarter 2008	12.62	8.73
1st Quarter 2008	14.40	9.72

Stock Performance Graph

The following graph compares the total return on an indexed basis of a $100 investment in our common stock, the Nasdaq Composite Index and the Dow Jones U.S. Restaurants and Bars Index. For comparison purposes, the data points of our common stock are as of December 23, 2004, December 30, 2005, December 29, 2006, December 28, 2007, December 26, 2008, and December 24, 2009, the last trading day in our fiscal years 2004, 2005, 2006, 2007, 2008, and 2009, respectively. The data points for both the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index are as of the last trading day in December 2004, 2005, 2006, 2007, 2008 and 2009. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/04	12/05	12/06	12/07	12/08	12/09
McCormick & Schmick’s Seafood Restaurants, Inc.	$100.00	$146.43	$156.10	$77.79	$27.01	$48.38
NASDAQ Composite Index	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61
Dow Jones US Restaurants & Bars Index	$100.00	$104.84	$129.12	$134.64	$121.51	$142.61

Holders of Record

As of March 1, 2010 there were approximately 57 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants) at December 26, 2009.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of restricted shares subject to forfeiture	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a))
	(a)	(b)	(a)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	543,547	$8.41	64,301	269,717

Issuer Purchases of Equity Securities

In July 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. As of December 26, 2009 we have not repurchased any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data below is derived from our consolidated financial statements for the fiscal years 2005, 2006, 2007, 2008 and 2009, which have been audited by an independent registered public accounting firm.

The selected consolidated financial and operating data below represent portions of our financial statements, which should be read together with Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Part II—Item 8, Financial Statements and Supplementary Data. Historical results are not necessarily indicative of future performance. Our fiscal year ends on the last Saturday in December. Each of the fiscal years 2005 through 2009 comprised 52 weeks, except for fiscal year 2005 which comprised 53 weeks.

	Year Ended
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$278,813	$308,323	$358,647	$390,718	$360,129

Restaurant operating costs
Food and beverage	81,630	89,443	104,468	117,642	106,030
Labor	86,823	95,886	112,503	125,811	117,194
Operating	41,857	46,044	54,892	61,375	54,441
Occupancy	24,790	27,650	32,048	36,874	37,690

Total restaurant operating costs	235,100	259,023	303,911	341,702	315,355
General and administrative expenses	15,105	16,651	22,166	21,026	20,168
Restaurant pre-opening costs	2,496	2,892	4,527	4,428	1,101
Depreciation and amortization	9,608	10,640	11,940	15,043	16,789
Impairment, restructuring and other charges	—	—	5,427	83,913	20,388

Total costs and expenses	262,309	289,206	347,971	466,112	373,801

Operating income (loss)	16,504	19,117	10,676	(75,394)	(13,672)
Interest expense (income), net	550	(228)	(226)	1,173	1,752
Write off of loan transaction costs	—	—	—	376	—
Other income, net	—	—	—	(308)	(53)

Income (loss) before income taxes	15,954	19,345	10,902	(76,635)	(15,371)
Income tax expense (benefit)	4,946	5,997	2,088	(7,024)	(656)

Net income (loss)	$11,008	$13,348	$8,814	$(69,611)	$(14,715)

Net income (loss) per share
Basic	$0.80	$0.94	$0.60	$(4.73)	$(1.00)
Diluted	$0.78	$0.92	$0.60	$(4.73)	$(1.00)
Shares used in computing net income (loss) per share
Basic	13,798	14,227	14,569	14,707	14,771
Diluted	14,047	14,521	14,769	14,707	14,771

	Year End
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,705	$10,553	$7,343	$4,428	$8,623
Total assets	204,160	228,420	285,643	217,519	191,022
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	706	338	16,107	26,526	16,038
Total stockholders’ equity	143,453	160,230	178,797	105,795	93,135

	Year End
	2005	2006	2007	2008	2009
	(in thousands)
Other Data:
Restaurants open at end of period (including managed restaurants)	59	66	82	92	93
Net cash provided by operating activities	$30,158	$34,427	$35,231	$27,358	$22,740
Net cash used in investing activities	(21,416)	(30,314)	(56,001)	(48,538)	(8,401)
Net cash provided by (used in) financing activities	(4,488)	1,735	17,627	18,557	(10,586)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of December 26, 2009 we have expanded our restaurant base to 93 restaurants, including one restaurant operated pursuant to a management contract and six restaurants in Canada under The Boathouse name.

We have expanded our business by offering our guests a twice daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2009, food and non-alcoholic beverage sales accounted for approximately 70.4% of revenues and the remaining 29.6% of revenues was from the sale of alcoholic beverages. Included in our total sales for 2009, banquets accounted for approximately 9% of our revenues.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 100,000 primary members and over 74,000 secondary members since its inception in 2006 and our online marketing e-mail club database includes nearly 280,000 members.

We measure performance using key operating indicators such as comparable restaurant sales, comparable traffic counts, food and beverage costs, and restaurant operating expenses, with a focus on labor as a percentage of revenues, and total occupancy costs. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key financial measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues against budgeted levels. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening.

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

General and administrative expenses are controlled in absolute amounts and monitored as a percentage of revenues. We have incurred substantial training costs and made significant investments in infrastructure, including our information systems. We anticipate leveraging investments made in our people and systems, therefore we expect these expenses to decrease as a percentage of revenues over time as revenues increase.

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

Strategic Focus and Operating Outlook

Our primary business focus for more than 38 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators.

Our objective is to continue to prudently expand the McCormick & Schmick’s seafood restaurant base in existing and new markets. Our plan for 2010 includes the opening of two restaurants. Based on capital availability and depending on economic conditions, we may open additional restaurants in new or existing markets in 2010. In addition to new restaurant growth, we are committed to maximizing comparable restaurant sales and guest counts as well as restaurant level operating margins.

We continue to consider the possibility of expanding the Boathouse Restaurants concept in Canada, as well as the possibility of utilizing it as a complementary concept within the United States.

We believe we have the opportunity to build revenues through new restaurant development and building traffic at existing restaurants. We believe we have the opportunity to increase profitability through the opening of new restaurants, as well as operating existing restaurants more efficiently.

Results of Operations

Our operating results for the fiscal years 2007, 2008 and 2009 are expressed as a percentage of revenues below:

	2007	2008	2009
Revenues	100.0%	100.0%	100.0%

Food and beverage	29.1%	30.1%	29.4%
Labor	31.4%	32.2%	32.5%
Operating	15.3%	15.7%	15.1%
Occupancy	8.9%	9.4%	10.5%

Total restaurant operating costs	84.7%	87.5%	87.6%
General and administrative expenses	6.2%	5.4%	5.6%
Restaurant pre-opening costs	1.3%	1.1%	0.3%
Depreciation and amortization	3.3%	3.8%	4.7%
Impairment, restructuring, and other charges	1.5%	21.5%	5.7%

Total costs and expenses	97.0%	119.3%	103.8%

Operating income (loss)	3.0%	(19.3)%	(3.8)%
Interest expense (income), net	(0.1)%	0.3%	0.5%
Write off of loan transaction costs	—	0.1%	—
Other income, net	—	(0.1)%	—

Income (loss) before income taxes	3.1%	(19.6)%	(4.3)%
Income tax expense (benefit)	0.6%	(1.8)%	(0.2)%

Net income (loss)	2.5%	(17.8)%	(4.1)%

Description of Terms

Revenues consist of revenues from comparable restaurants, new restaurants and a management agreement. For purposes of comparable restaurant sales, a restaurant is included in the comparable restaurant base in the first full year following the eighteenth month of operations. New restaurant revenues include revenues from restaurants we opened during the period under discussion.

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

Restaurant pre-opening costs, which are expensed as incurred, consist of costs incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs for new employees, including practice and rehearsal of service activities and local marketing costs. Restaurant pre-opening costs also include non-cash rent expense during the construction period.

Depreciation and amortization consists of depreciation of equipment and amortization of leasehold improvements and capitalized loan costs.

Impairment, restructuring, and other charges consist of impairments of long lived assets, impairments of goodwill and trademarks, restructuring charges, termination benefits paid to employees and cost incurred to exit restaurants.

Fiscal Year ends on the last Saturday in December. All of the fiscal years 2007, 2008 and 2009 were comprised of 52 weeks.

Financial Performance Overview

The following are highlights of our financial performance for fiscal 2009 compared to fiscal 2008:

•	Revenues decreased 7.8% to $360.1 million from $390.7 million

•	Comparable restaurant sales decreased 15.7%

•	Comparable restaurant traffic decreased 14.0%

•

Operating loss of $13.7 million compared to operating loss of $75.4 million. Included in operating loss for 2009 were impairment, restructuring, and other charges of $20.4 million, including the impairment of long-lived assets at eight restaurants. In fiscal 2008, significant non-cash items in operating loss included impairment and restructuring charges of $83.9 million, for the impairment of trademarks and tradenames, goodwill, and long-lived assets at two restaurants.

•	Net loss of $14.7 million compared to net loss of $69.6 million

•	Diluted net loss per share of $1.00 compared to diluted net loss per share of $4.73

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended		Change
	December 27, 2008	December 26, 2009
			$	%
	(in thousands)
Revenues	$390,718	$360,129	(30,589)	(7.8)%

Restaurant operating costs
Food and beverage	$117,642	$106,030	(11,612)	(9.9)%
Labor	125,811	117,194	(8,617)	(6.8)%
Operating	61,375	54,441	(6,934)	(11.3)%
Occupancy	36,874	37,690	816	2.2%

Total restaurant operating costs	$341,702	$315,355	(26,347)	(7.7)%

Revenues. Revenues decreased by $30.6 million, or 7.8%, to $360.1 million in 2009 from $390.7 million in 2008. This decrease was primarily attributable to a 15.7% decrease in comparable restaurant sales, which was partially offset by increased sales from restaurants not included in the comparable base and an increase in gift card breakage income. We had a total of 4,791 store operating weeks for 2009 compared to a total of 4,444 store operating weeks for 2008. We estimate that our 15.7% decrease in comparable sales was a result of a 14.0% decrease in traffic, which was coupled with a decrease in net pricing of 1.7%. The decrease in our net pricing and product mix is a result of our strategic initiative to increase the value proposition for our guests and drive traffic by decreasing our average check.

Food and Beverage Costs. Food and beverage costs decreased $11.6 million, or 9.9%, to $106.0 million from $117.6 million. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 29.4% from 30.1%, primarily due to operating efficiencies related to food costs as a result of our increased menu management, careful operating practices, local buying and the benefit from more favorable commodity pricing. The decrease in food and beverage cost as a percentage of revenues was also impacted by the increase in gift card breakage income.

Labor Costs. Labor costs decreased $8.6 million, or 6.8%, to $117.2 million from $125.8 million. The decrease was primarily due to decreased staffing as a result of declines in guest traffic. Labor costs as a percentage of revenues increased to 32.5% from 32.2%, primarily due to the deleveraging of fixed labor costs. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs decreased $6.9 million, or 11.3%, to $54.4 million from $61.4 million. The decrease was primarily due to lower advertising costs, janitorial costs, and credit card fees. Operating costs as a percentage of revenues decreased to 15.1% from 15.7%, primarily due to decreases in advertising costs, janitorial costs and renewals cost, which includes the costs associated with the replenishment of glassware, dishware and silverware at our restaurants.

Occupancy Costs. Occupancy costs increased $0.8 million, or 2.2%, to $37.7 million from $36.9 million. The increase was primarily due to the net increase of the company-owned restaurants added since December 27, 2008. Occupancy costs as a percentage of revenues increased to 10.5% from 9.4%, primarily due to deleveraging of fixed costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring, and Other Charges

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, and impairment, restructuring, and other charges from our consolidated statements of operations.

	Year Ended		Change
	December 27, 2008	December 26, 2009
			$	%
	(in thousands)
General and administrative expenses	$21,026	$20,168	(858)	(4.1)%
Restaurant pre-opening costs	4,428	1,101	(3,327)	(75.1)%
Depreciation and amortization	15,043	16,789	1,746	11.6%
Impairment, restructuring and other charges	83,913	20,388	(63,525)	(75.7)%

General and Administrative Expenses. General and administrative expenses decreased $0.9 million, or 4.1%, to $20.2 million from $21.0 million, primarily due to lower travel costs and share-based compensation, partially offset by higher legal fees, professional consultant fees, and wages. General and administrative expenses as a percentage of revenues increased to 5.6% from 5.4%, primarily due to deleveraging, coupled with increased legal fees, wages, and professional consultant fees, partially offset by decreased share-based compensation and travel costs as a percentage of revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs were $1.1 million compared to $4.4 million in the prior year, primarily due to a decrease in the number of new restaurants added, coupled with the timing of restaurants under construction.

Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 11.6%, primarily due to the two company-owned restaurants added since December 27, 2008. Depreciation and amortization expense as a percentage of revenues increased to 4.7% in 2009 from 3.8% in 2008, primarily due to the deleveraging, coupled with the two company-owned restaurants added since December 27, 2008. In fiscal 2010, we expect depreciation and amortization to decrease both in dollars and as a percentage of revenues as a result of the impairment charges incurred during fiscal 2009.

Impairment, Restructuring and Other Charges. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, we consider a number of factors including a current period operating or cash flow loss combined with a history of operating or cash flow losses and an undiscounted cash flow projection associated with the use of the underlying long-lived asset. In these situations, we evaluate undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Our impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are subject to a significant degree of judgment based on experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. Impairment charges could be triggered in the future if expected restaurant performance will not support the net book value of the underlying long-lived assets on a future undiscounted cash flow basis or if management decides to close that location.

During the fourth quarter of 2009, we experienced a triggering event for an impairment evaluation for long-lived assets. The triggering event that resulted in the fourth quarter impairment evaluation was due to the continued decline in the economic environment which disproportionately affected certain restaurants, coupled with the shortfall in anticipated fourth quarter improvements for those restaurants, which ultimately led to the lowering of future anticipated results for the affected restaurants. We recorded impairment charges of $19.8 million including the impairment of fixtures, equipment, and leasehold improvements at eight of our restaurants. We used the market participant pricing approach to estimate the fair value of land, building, fixtures and equipment, and leasehold improvements, which estimates what a potential buyer would pay today. When available, current market information, like comparative sales price, was used to determine value. When market information was not readily available, the inputs were based on our understanding of market conditions and the experience of the management team. Actual results could differ significantly from the Company’s estimates.

Restructuring charges in the amount of $0.6 million were incurred related to severance and other termination benefits paid to employees during the first three quarters of 2009.

In 2008, we recorded impairment, restructuring, and other charges of $83.9 million related to the impairment of our trademarks and tradenames, goodwill, and fixtures, equipment, and leasehold improvements at two restaurants, we also incurred restructuring charges of $0.5 million.

A summary of impairment, restructuring and other charges incurred were as follows:

	Year Ended
	December 27, 2008	December 26, 2009
	(in millions)
Impairment of goodwill	$26.2	$—
Impairment of long lived assets	2.8	19.8
Impairment of trademarks and tradenames	54.4	—
Restructuring and other charges	0.5	0.6

Total impairment, restructuring and other charges	$83.9	$20.4

Interest Expense, net, Write Off of Loan Transaction Costs, Other Income, net, Income Tax Benefit and Net Loss

The following table sets forth interest expense, net, write off of loan transaction costs, other income, net, income tax benefit and net loss from our consolidated statements of operations.

	Year Ended		Change
	December 27, 2008	December 26, 2009
			$	%
	(in thousands)
Interest expense, net	$1,173	$1,752	$579	49.4%
Write off of loan transaction costs	376	—	(376)	(100.0)%
Other income, net	(308)	(53)	255	82.8%

Loss before income taxes	(76,635)	(15,371)	61,264	79.9%
Income tax benefit	(7,024)	(656)	6,368	90.7%

Net loss	$(69,611)	$(14,715)	54,896	78.9%

Interest Expense, net. Interest expense, net was an expense of $1.8 million in 2009 compared to an expense of $1.2 million in 2008. The increase in the interest expense was primarily due to the decrease in capitalized interest as compared to the prior year of $0.4 million, due to fewer restaurants under construction in 2009, coupled with an increase in the interest rate margin fees under our amended revolving credit facility as compared to the interest rate margin fees under the revolving credit facility prior to the January 29, 2009 amendment.

Write Off of Loan Transaction Costs. During 2008 we wrote off loan transaction costs in the amount of $0.4 million due to the amendment of our credit facility.

Other Income, Net. Other income, net was $0.1 million, compared to $0.3 million for the year ended December 27, 2008.

Income Tax Benefit. The provision for income taxes was a benefit of $0.7 million in 2009, compared to a benefit of $7.0 million in 2008. Our effective annualized tax rate in 2009 was 4.3% compared to 9.2% in 2008. The change in our effective annual tax rate was primarily a result of the deferred tax asset valuation allowance, since we are unable to record the tax benefit of increases to our gross deferred tax asset. Our effective tax rate is low due to modest cash taxes payable and minimal change to our net deferred tax accounts.

Net Loss. The change in net loss was $54.9 million, to a net loss of $14.7 million from net loss of $69.6 million, was primarily due to the decrease in asset impairment charges of $63.5 million and a decrease in restaurant pre-opening costs, which was partially offset by the decrease in revenues.

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

General and Administrative Expenses, Restaurant Pre-Opening Cost, Depreciation and Amortization and Impairment/Restructuring Charges

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, and impairment/restructuring charges from our consolidated statements of operations.

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

In our most recent impairment evaluation for long-lived assets, we identified assets that were determined to be impaired as of December 27, 2008. We recorded an impairment charge of $2.8 million related to the impairment of fixtures, equipment, and leasehold improvements at two of our restaurants. A restructuring charge in the amount of $0.5 million was incurred related to the closure of one of our restaurants. The restructuring charge was related to exit costs, including the estimated liability on our operating lease that terminates in June, 2016. All of the leasehold improvements related to another restaurant were written off in conjunction with the impairment charge recorded in the year ended December 29, 2007.

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

We completed our most recent impairment test on balances as of December 27, 2008, and determined that there was an impairment related to trademarks and tradenames of $54.4 million, and goodwill of $26.2 million, based primarily on the difference between our adjusted market capitalization and the carrying value of our assets. There were no impairments in 2007 related to goodwill, trademarks and tradenames.

A summary of impairment/restructuring charges incurred were as follows:

	Year Ended
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

Interest Expense (Income), net. Interest expense (income), net was an expense of $1.2 million in 2008 as compared to an income of $0.2 million in 2007. The increase in the interest expense was primarily due to the increase in the average outstanding balance on the revolving credit facility of $12.0 million compared to the average outstanding balance of the credit facility for the fifty-two weeks ended December 29, 2007 of $10.0 million, coupled with lower interest income.

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

Net Income (Loss). The change in net income (loss) was $78.4 million, to a net loss of $69.7 million from net income of $8.8 million in the year ended December 27, 2008, primarily due to the asset impairment charges of $83.9 million.

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

The following table sets forth quarterly unaudited operating results in each of the 2008 and 2009 fiscal quarters:

	2008				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$92,337	$99,699	$99,897	$98,785	$91,894	92,742	86,312	89,181
Restaurant operating costs
Food and beverage	28,071	30,038	30,117	29,416	27,696	27,517	25,053	25,764
Labor	30,397	32,095	32,403	30,916	30,489	30,269	27,761	28,675
Operating	14,501	15,384	15,674	15,816	14,340	14,158	13,131	12,812
Occupancy	8,798	9,297	9,263	9,516	9,489	9,501	9,200	9,500

Total restaurant operating costs	81,767	86,814	87,457	85,664	82,014	81,445	75,145	76,751
General and administrative expenses	5,569	5,138	5,169	5,150	5,845	4,947	4,826	4,550
Restaurant pre-opening costs	1,184	692	1,460	1,092	562	80	109	350
Depreciation and amortization	3,394	3,652	3,932	4,065	4,080	4,293	4,241	4,175
Impairment, restructuring, and other charges	—	452	—	83,461	181	371	42	19,794

Total costs and expenses	91,914	96,748	98,018	179,432	92,682	91,136	84,363	105,620

Operating income (loss)	423	2,951	1,879	(80,647)	(788)	1,606	1,949	(16,439)
Interest expense (income), net	329	87	278	480	378	469	469	436
Write off of loan transaction costs	—	—	—	376	—	—	—	—
Other income, net	(75)	(184)	(50)	—	14	13	(37)	(43)

Income (loss) before income taxes	169	3,048	1,651	(81,503)	(1,180)	1,124	1,517	(16,832)
Income tax expense (benefit)	51	691	291	(8,057)	(36)	(64)	206	(762)

Net income (loss)	$118	$2,357	$1,360	$(73,446)	$(1,144)	1,188	1,311	(16,070)

Net income (loss) per share
Basic	$0.01	$0.16	$0.09	$(4.99)	$(0.08)	$0.08	$0.09	$(1.09)
Diluted	$0.01	$0.16	$0.09	$(4.99)	$(0.08)	$0.08	$0.09	$(1.09)
Shares used in computing net income (loss) per share
Basic	14,685	14,699	14,716	14,721	14,728	14,773	14,785	14,785
Diluted	14,685	14,699	14,721	14,721	14,728	14,807	14,848	14,785

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants.

The following table sets forth our sources and uses of cash:

	Year Ended
	2007	2008	2009
	(in thousands)
Net cash provided by operating activities	$35,231	$27,358	$22,740
Net cash used in investing activities	(56,001)	(48,538)	(8,401)
Net cash provided by (used in) financing activities	17,627	18,557	(10,586)
Effect of exchange rate changes on cash and cash equivalents	(67)	(292)	442

Net increase (decrease) in cash and cash equivalents	$(3,210)	$(2,915)	$4,195

Net cash provided by operating activities was $22.7 million in 2009, compared to $27.4 million in 2008 and $35.2 million in 2007. The decrease in net cash provided by operating activities in 2009 compared to 2008 was primarily due to the change in net loss excluding non-cash impairment/restructuring charges, coupled with changes in working capital. The decrease in net cash provided by operating activities in 2008 compared to 2007 was primarily due to the change in net income (loss) excluding non-cash impairment/restructuring charges, coupled with changes in working capital.

Net cash used in investing activities was $8.4 million in 2009, $48.5 million in 2008, and $56.0 million in 2007. We use cash primarily to purchase property and equipment to open new restaurants, to purchase restaurants, and to upgrade and add capacity to existing restaurants. Net cash used in investing activities varied in the periods presented based on the number of new restaurants opened and existing restaurant capacity expanded during the period. Our net cash used in investing activities in 2009 and 2008 reflects $8.4 and $48.5 million, respectively, of expenditures related to restaurant construction costs. In 2007, we purchased all of the assets of The Boathouse Restaurants in Vancouver B.C. for $14.5 million. Purchases of property and equipment also include purchases of information technology systems and expenditures relating to our corporate headquarters.

Net cash used in financing activities was $10.6 million in 2009. Net cash provided by financing activities was $18.6 million in 2008 and $17.6 million in 2007. Net cash used in financing activities in 2009 was primarily the result of payments, net of borrowings, of $11.0 million on our revolving credit facility. Net cash provided by financing activities in 2008 was primarily the result of borrowings, net of payments, of $11.0 million on our revolving credit facility, coupled with deemed landlord financing contributions of $8.3 million. Net cash provided by financing activities in 2007 was primarily the result of borrowings, net of payments, of $13.0 million on our revolving credit facility, coupled with proceeds from exercised stock options of $4.1 million.

As of December 26, 2009, the outstanding balance on our revolving credit facility was $13.0 million. On January 29, 2009, we amended our revolving credit facility. In conjunction with the amendment, the maximum availability under the facility was adjusted from $150.0 million to $90.0 million, with an additional $50.0 million available at our request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive, including the minimum fixed charge ratio and the maximum adjusted leverage ratio. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, and the interest rate on Canadian borrowings is based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, we are required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum growth capital expenditure. We were in compliance with these covenants as of December 26, 2009. As of December 26, 2009, our effective interest rate on our borrowings was 3.20%.

Under our revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. As of December 26, 2009 the maximum exposure under these standby letters of credit was $3.0 million. At December 26, 2009 we had $74.0 million available under our $90.0 million revolving credit facility, subject to the terms of the agreement.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs, and potential initial operating losses related to new restaurants, for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 26, 2009, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily restaurant leases) and capital leases. We lease a majority of our restaurants and our corporate offices under non-cancelable operating leases. Most of our restaurants have an initial operating lease term of 10 to 20 years and one to three, five-year renewal options. Contractual obligations as of December 26, 2009 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt	$13,000	$—	$13,000	$—	$—
Operating leases	235,341	28,029	55,638	49,017	102,657
Capital leases, including interest	4,113	240	3,873	—	—
Purchase obligations(1)	2,232	1,957	275	—	—

Total	$254,686	$30,226	$72,786	$49,017	$102,657

(1)	Purchase obligations include commitments related to the construction of new restaurants and other non-food supply and service agreements.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 26, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $304,000 of unrecognized tax benefits have been excluded from the contractual obligations table above. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential interest of $26,000.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment under capitalized leases are amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset. The lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 10 years; furniture and fixtures—5 to 10 years; buildings—39 years; and leasehold improvements—7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, we consider a number of factors including a current period operating or cash flow loss combined with a history of operating or cash flow losses and an undiscounted cash flow projection associated with the use of the underlying long-lived asset. In these situations, we evaluate undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Our impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are subject to a significant degree of judgment based on experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. Impairment charges could be triggered in the future if expected restaurant performance will not support the net book value of the underlying long-lived assets on a future undiscounted cash flow basis or if management decides to close that location.

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our exposure for aggregate losses below those limits. This liability is based on management’s estimates of the costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our previous insurer has informed us it believes we have exhausted our insurance coverage with respect to claims arising in our 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our settlement of class action claims in California. See Item 3, “Legal Proceedings.”

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

We receive certain tenant improvement allowances which are considered lease incentives and are amortized as a reduction of rent expense over the lease term. Accordingly, we have recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $23.7 million and $26.3 million as of December 27, 2008 and December 26, 2009, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space and the lease agreement for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria and for those leases that do not qualify for sale leaseback treatment, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10-25-01, to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10-25-01 effective with the interim report for the period ended September 26, 2009. We have performed an evaluation of subsequent events. No non-recognized subsequent events were noted.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.

Effect of Inflation

We do not believe inflation has had a significant effect on our operations during the past several years. We generally have been able to substantially offset increases in our restaurant and operating costs resulting from inflation by altering selected offerings and pricing on our twice daily printed menus.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Our foreign exchange rate risk relates to operations in Canada of The Boathouse restaurants.

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

We are exposed to market risk from changes in interest rates on borrowings, which under the terms of our revolving credit facility at December 26, 2009, bear interest at the financial institution’s prime rate plus a margin of between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios. At the end of 2009, there was an outstanding balance of $13.0 million under our revolving credit facility. A hypothetical 40 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. In 2009 we incurred a $1.5 million currency translation adjustment, which is included in other comprehensive loss on the balance sheet. A hypothetical 10% change in the foreign exchange rate between the Canadian dollar and the U.S. dollar would have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

McCormick and Schmick’s Seafood Restaurants, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of McCormick and Schmick’s Seafood Restaurants, Inc. and its subsidiaries at December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon

March 8, 2010

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 27, 2008	December 26, 2009
Assets
Current assets
Cash and cash equivalents	$4,428	$8,623
Trade accounts receivable, net	9,283	10,462
Tenant improvement allowance receivables	2,344	496
Income tax receivable	3,789	937
Inventories	6,028	5,585
Prepaid rent	86	237
Prepaid expenses and other current assets	2,604	2,617
Deferred income taxes	97	—

Total current assets	28,659	28,957
Property and equipment, net	185,171	158,465
Other assets	3,689	3,600

Total assets	$217,519	$191,022

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,919	$15,766
Accrued expenses	31,361	28,639
Deferred income taxes	—	278

Total current liabilities	50,280	44,683
Other long-term liabilities	33,158	35,532
Revolving credit facility	24,000	13,000
Capital lease obligations	2,526	3,038
Deferred income taxes	1,760	1,634

Total liabilities	111,724	97,887

Commitments and Contingencies (Notes 12 and 15)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,721 shares issued and outstanding in 2008 and 14,785 shares issued and outstanding in 2009	15	15
Additional paid in capital	148,030	148,630
Accumulated other comprehensive loss	(1,675)	(220)
Accumulated deficit	(40,575)	(55,290)

Total stockholders’ equity	105,795	93,135

Total liabilities and stockholders’ equity	$217,519	$191,022

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
Revenues	$358,647	$390,718	$360,129

Restaurant operating costs
Food and beverage	104,468	117,642	106,030
Labor	112,503	125,811	117,194
Operating	54,892	61,375	54,441
Occupancy	32,048	36,874	37,690

Total restaurant operating costs	303,911	341,702	315,355
General and administrative expenses	22,166	21,026	20,168
Restaurant pre-opening costs	4,527	4,428	1,101
Depreciation and amortization	11,940	15,043	16,789
Impairment, restructuring, and other charges	5,427	83,913	20,388

Total costs and expenses	347,971	466,112	373,801

Operating income (loss)	10,676	(75,394)	(13,672)
Interest expense (income), net	(226)	1,173	1,752
Write off of loan transaction costs	—	376	—
Other income, net	—	(308)	(53)

Income (loss) before income taxes	10,902	(76,635)	(15,371)
Income tax expense (benefit)	2,088	(7,024)	(656)

Net income (loss)	$8,814	$(69,611)	$(14,715)

Net income (loss) per share
Basic	$0.60	$(4.73)	$(1.00)
Diluted	$0.60	$(4.73)	$(1.00)
Shares used in computing net income (loss) per share
Basic	14,569	14,707	14,771
Diluted	14,769	14,707	14,771

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 30, 2006	14,303,131	$14	$139,721	$20,495	$—	$160,230
Cumulative effect of adoption of revised accounting guidance for uncertain tax positions	—	—	—	(273)	—	(273)
Share based compensation	—	—	1,377	—	—	1,377
Exercise of stock options and vesting of restricted stock	381,860	1	4,107	—	—	4,108
Tax effect of share based compensation	—	—	1,713	—	—	1,713
Cumulative currency translation adjustment	—	—	—	—	2,828	2,828
Net income	—	—	—	8,814	—	8,814

Total Comprehensive income	—	—	—	8,814	2,828	11,642

Balances at December 29, 2007	14,684,991	15	146,918	29,036	2,828	178,797
Share based compensation	—	—	1,117	—	—	1,117
Vesting of restricted stock	36,056	—	—	—	—	—
Tax effect of share based compensation	—	—	(5)	—	—	(5)
Cumulative currency translation adjustment	—	—	—	—	(4,503)	(4,503)
Net loss	—	—	—	(69,611)	—	(69,611)

Total Comprehensive loss	—	—	—	(69,611)	(4,503)	(74,114)

Balances at December 27, 2008	14,721,047	15	148,030	(40,575)	(1,675)	105,795
Share based compensation	—	—	628	—	—	628
Vesting of restricted stock	71,195	—	—	—	—	—
Issuance of restricted stock	—	—	21	—	—	21
Surrender of stock as payment for liability	(7,457)	—	(48)	—	—	(48)
Tax effect of share based compensation	—	—	(1)	—	—	(1)
Cumulative currency translation adjustment	—	—	—	—	1,455	1,455
Net loss	—	—	—	(14,715)	—	(14,715)

Total Comprehensive loss	—	—	—	(14,715)	1,455	(13,260)

Balances at December 26, 2009	14,784,785	$15	$148,630	$(55,290)	$(220)	$93,135

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
Operating activities
Net income (loss)	$8,814	$(69,611)	$(14,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,940	15,043	16,789
Deferred income taxes	(1,138)	(4,638)	249
Share based compensation	1,377	1,117	627
Impairment/restructuring charges	5,427	83,913	20,068
Write off of loan transaction costs	—	376	—
Changes in operating assets and liabilities
Trade accounts receivable	(3,692)	775	(1,126)
Tenant improvement allowance receivable	(6,125)	5,319	1,848
Income tax receivable	(1,736)	(2,053)	2,852
Inventories	(1,229)	(126)	488
Prepaid expenses and other current assets	(45)	1,213	(149)
Accounts payable	8,396	(4,821)	(3,220)
Accrued expenses	10,761	(2,716)	(3,062)
Other long-term liabilities	2,481	3,567	2,091

Net cash provided by operating activities	35,231	27,358	22,740

Investing activities
Purchase of property and equipment	(41,578)	(48,245)	(8,203)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	(14,481)	—	—
Other assets	58	(293)	(198)

Net cash used in investing activities	(56,001)	(48,538)	(8,401)

Financing activities
Loan costs	(799)	(619)	—
Borrowings made on revolving credit facility	41,500	135,500	116,000
Payments made on revolving credit facility	(28,500)	(124,500)	(127,000)
Proceeds from stock options exercised	4,108	—	—
Deemed landlord financing proceeds	—	8,315	675
Deemed landlord financing payments	—	(100)	(241)
Payments on capital lease obligations	(395)	(34)	(41)
Issuance of restricted stock	—	—	21
Tax effect of share based compensation	1,713	(5)	—

Net cash provided by (used in) financing activities	17,627	18,557	(10,586)

Effect of exchange rate changes on cash and cash equivalents	(67)	(292)	442

Net increase (decrease) in cash and cash equivalents	(3,210)	(2,915)	4,195
Cash and cash equivalents, beginning of year	10,553	7,343	4,428

Cash and cash equivalents, end of year	$7,343	$4,428	$8,623

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$741	$1,305	$1,482
Income taxes, net of refunds	3,789	(706)	(2,768)

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dinning segment and, as of December 26, 2009, operated 93 restaurants including 87 restaurants in 25 states throughout the United States including one pursuant to a management agreement, and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the last Saturday in December. The fiscal years ended December 29, 2007, December 27, 2008 and December 26, 2009 were each comprised of 52 weeks. Approximately every six years a 53 week fiscal year occurs, and our next 53 week fiscal year will be 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash consists of cash on hand in restaurant locations and deposits held at major banks that may at times exceed FDIC or CDIC insured limits.

Inventories

Inventories, which consist principally of restaurant food, beverages and supplies, are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment under capitalized leases is amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. Repairs and

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are included in results of operations.

Estimated useful lives are generally as follows:

Equipment	3-10 years
Furniture and fixtures	5-10 years
Leasehold improvements	7-30 years
Buildings	39 years

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors including a current period operating or cash flow loss combined with a history of operating or cash flow losses and an undiscounted cash flow projection associated with the use of the underlying long-lived asset. In these situations, the Company evaluates undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are subject to a significant degree of judgment based on experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. Impairment charges could be triggered in the future if expected restaurant performance will not support the net book value of the underlying long-lived assets on a future undiscounted cash flow basis or if management decides to close that location.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value.

Level 1.	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2.	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Level 3.	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. This category generally includes long-term derivative contracts, real estate and unconsolidated joint ventures.

In conjunction with a review for impairment (as discussed in Note 13 to the financial statements), selected assets were adjusted to fair value and impairment charges were recorded.

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

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. The Company recognizes income from gift cards when the gift card is redeemed by the guest; or the likelihood of the gift card being redeemed by the guest is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. Gift card income is included within revenues in the consolidated statements of operations. Revenues are presented net of sales tax and the related obligation is recorded as a liability until the taxes are remitted to the appropriate taxing authorities.

Share-Based Compensation Plan

Share-based compensation expense for the years ended December 29, 2007, December 27, 2008 and December 26, 2009 was $1.4 million, $1.1 million and $0.6 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock awards.

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

	Year Ended
	December 29, 2007	December 26, 2009
Expected volatility	24.8%	51.1%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	14%	0%
Risk-free interest rate	3.9%	1.1%
Dividend yield	0%	0%

On June 16, 2004, the Company adopted the 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, consultants, and to any parent or subsidiary of the Company.

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

Restaurant Pre-Opening Costs

Restaurant pre-opening costs consist primarily of wages and salaries, hourly employee recruiting, license fees, meals, local marketing, lodging and travel, and rent expenses during the construction period and through the opening of the restaurant.

Advertising Costs

Advertising costs are expensed as incurred and were $5.0 million, $5.5 million, and $3.9 million for the fiscal years ended December 29, 2007, December 27, 2008 and December 26, 2009, respectively.

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

Options to purchase 337,277, 319,311, and 543,547 shares of common stock were outstanding at December 29, 2007, December 27, 2008, and December 26, 2009, respectively. Shares of restricted stock outstanding were 73,322, 115,388, and 64,301 on December 29, 2007, December 27, 2008, and December 26, 2009, respectively. The dilutive weighted average number of shares calculation includes 199,805 shares subject to stock options or restricted stock grants for the year ended December 29, 2007. There were no dilutive shares for the years ended December 27, 2008 and December 26, 2009. For years ended December 27, 2008, and December 26, 2009, 321,223 and 319,200, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term, including option periods when exercise of such option periods are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability.

The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term, as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability including tenant improvement allowances for the straight lining of

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

rents and lease incentives, which is included in other long-term liabilities of $23.7 million and $26.3 million as of December 27, 2008 and December 26, 2009, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space and the lease agreement for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria and for those leases that do not qualify for sale leaseback treatment, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

3. Property and Equipment

Property and Equipment and related accumulated depreciation and amortization consist of the following:

	December 27, 2008	December 26, 2009
	(in thousands)
Fixtures and equipment	$82,107	$78,417
Leasehold improvements	157,840	149,781
Construction in progress	6,827	2,577
Buildings	4,008	1,845
Buildings under capital lease	2,825	3,279
Land	1,563	719

	255,170	236,618
Less: Accumulated depreciation and amortization	(69,999)	(78,153)

Property and equipment, net	$185,171	$158,465

The Company capitalized $580,000 in interest costs for the year ended December 29, 2007, $449,000 for the year ended December 27, 2008, and $58,000 for the year ended December 26, 2009. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 29, 2007, December 27, 2008 and December 26, 2009 was $11.9 million, $15.0 million and $16.8 million, respectively.

4. Other Assets

Other assets consist of the following:

	December 27, 2008	December 26, 2009
	(in thousands)
Loan costs	$1,892	$1,863
Liquor licenses	2,054	2,261
Notes receivable	233	271
Other	302	301

	4,481	4,696
Less accumulated amortization of loan costs and liquor licenses	(792)	(1,096)

	$3,689	$3,600

Amortization expense related to other assets (loan costs and liquor licenses) was $162,000, $235,000 and $265,000 for the years ended December 29, 2007, December 27, 2008 and December 26, 2009, respectively.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Accrued Expenses

Accrued expenses consist of the following:

	December 27, 2008	December 26, 2009
	(in thousands)
Accrued compensation and benefits	$13,727	$13,011
Gift card liability	10,365	9,986
Accrued sales tax	2,008	2,134
Other	5,261	3,508

	$31,361	$28,639

6. Long-Term Debt

As of December 26, 2009, the outstanding balance on the Company’s revolving credit facility was $13.0 million. On January 29, 2009 the existing revolving credit facility was amended. In conjunction with the amendment, the availably under the facility was adjusted from $150.0 million to $90.0 million, with an additional $50.0 million available at the Company’s request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive, including the minimum fixed charge ratio and the maximum adjusted leverage ratio covenants. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin of 1.25% to 2.50%, and the interest rate on Canadian borrowings is based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum growth capital expenditures. The Company was in compliance with these covenants as of December 26, 2009. As of December 26, 2009, the Company’s effective interest rate on its borrowings was 3.20%, which was calculated using the financial institution’s base rates of 0.23% for LIBOR and 3.25% for Prime.

Under the Company’s revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 26, 2009 the maximum exposure under these standby letters of credit was $3.0 million. At December 26, 2009, the Company had $74.0 million available under its $90.0 million revolving credit facility, subject to the terms of the agreement.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 27, 2008	December 26, 2009
	(in thousands)
Deferred rent	$17,674	$20,730
Unamortized tenant improvement allowances	5,747	5,537
Deemed landlord financing liability	8,215	8,649
Other	1,522	616

	$33,158	$35,532

8. Capital Leases

The Company leases its restaurant facilities in Port Moody, British Columbia. The Company has a purchase option, which upon exercise, gives the Company the right to acquire the building at a predetermined price. The purchase option expires October 1, 2011. The lessor has a put option, which upon exercise, would require the Company to purchase the property, at a predetermined price. The put option may only be exercised within 60 days of the fifth anniversary of the commencement date of the lease, October 1, 2012. The assets and related liabilities under capital leases are recorded at the fair value of the assets at the inception of the lease.

The building and related accumulated amortization recorded under capital lease is as follows:

	December 27, 2008	December 26, 2009
	(in thousands)
Building	$2,825	$3,279
Less: Accumulated amortization	(88)	(184)

Capital leases, net	$2,737	$3,095

Minimum future lease payments under capital leases as of December 26, 2009 are as follows (in thousands):

2010	$240
2011	240
2012	3,633

Total minimum lease payments	4,113
Less: Amount representing interest	(1,075)

Present value of net minimum lease payments	3,038
Less: Current portion	—

Long-term portion	$3,038

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The provision for income taxes consists of:

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
	(in thousands)
Income (loss) before income taxes
United States	$9,726	$(68,143)	$(16,459)
Foreign	1,176	(8,492)	1,088

	10,902	(76,635)	(15,371)
Current tax expense (benefit)
Federal	2,355	(2,688)	(369)
State and local	692	34	(431)
Foreign	179	268	(105)

	3,226	(2,386)	(905)
Deferred tax expense (benefit)
Federal	(1,283)	(3,915)	219
State and local	(31)	(543)	30
Foreign	176	(180)	—

	(1,138)	(4,638)	249

Total tax expense (benefit)	$2,088	$(7,024)	$(656)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	5.6%	4.3%	4.1%
Foreign rate differential	(0.5)%	(0.5)%	0.2%
Nondeductible expenses	0.6%	(0.1)%	(0.5)%
FICA tip credits	(17.6)%	2.6%	11.4%
Other	(3.9)%	(0.4)%	2.0%
U.S. valuation allowance	—	(28.1)%	(50.8)%
Foreign valuation allowance	—	(3.6)%	2.9%

	19.2%	9.2%	4.3%

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 27, 2008	December 26, 2009
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,034	$770
Deferred rent	7,020	8,137
Basis difference for intangible assets	14,228	12,157
Federal & state credits	2,324	2,712
FICA tip credits	16,969	18,935
Foreign deferred tax assets	2,369	2,259
Net operating loss	388	581
Other	968	750

Subtotal	45,300	46,301
Less valuation allowance	(24,017)	(31,520)

Total deferred tax assets	21,283	14,781
Deferred tax liabilities:
Prepaid expenses	(616)	(573)
Basis difference for fixed assets	(22,112)	(15,903)
Other	(218)	(217)

Total deferred tax liabilities	(22,946)	(16,693)

Net deferred tax liability	$(1,663)	$(1,912)

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

As of December 26, 2009, for federal income tax purposes, the Company had FICA tip credit carryforwards of $18.9 million, various employment based credits of $1.2 million, and alternative minimum tax credit carryforwards of $1.0 million. As of December 26, 2009, for state and local income tax purposes, the Company had net operating loss carryforwards of $20.0 million and other miscellaneous state credits of $0.8 million. If not used to reduce taxable income in future periods, portions of the FICA tip credit carryforwards and employment based credits will expire between 2021 and 2029, and the state and local net operating loss carryforwards will expire between 2010 and 2029. The alternative minimum tax credits and other miscellaneous state credits have indefinite lives and do not expire.

As of December 27, 2008 and December 26, 2009, the Company has provided a valuation allowance of $24.0 million and $31.5 million, respectively, against a portion of the deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. If recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 26, 2009 will be recognized as a reduction of income tax expense.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the fiscal year 2007, the Company recorded a $500,000 increase in other long-term liabilities, representing accrued income taxes and interest, in the Company’s consolidated balance sheet for unrecognized tax benefits. This amount, net of a related increase of $230,000 to non-current deferred tax assets, was accounted for as a cumulative effect adjustment to the December 30, 2006 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 30, 2006	$500,000
Increases in tax positions for current year	78,000
Lapse in statute of limitations	(22,000)

Gross unrecognized tax benefits at December 29, 2007	556,000
Increases in tax positions for current year	77,000
Increases in tax positions for prior years	91,000
Lapse in statute of limitations	(11,000)

Gross unrecognized tax benefits at December 27, 2008	713,000
Increases in tax positions for current year	73,000
Decreases in tax positions for prior years	(91,000)
Lapse in statute of limitations	(391,000)

Gross unrecognized tax benefits at December 26, 2009	$304,000

Included in the balance of unrecognized tax benefits at December 29, 2007, December 27, 2008 and December 26, 2009 are $539,000, $622,000 and $154,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 27, 2008 and December 26, 2009, the Company had accrued $169,000 and $26,000 of interest related to uncertain tax positions, respectively. The Company has accrued no penalties. The Company’s unrecognized tax benefits are largely related to certain state filing positions. The Company believes that it is reasonably possible that approximately $70,000 of its unrecognized tax benefits, primarily related to state tax filing positions, may be recognized by the end of 2010 as a result of a lapse of the statute of limitations. The Company does not expect any significant increase of its unrecognized tax benefits during 2010. As of December 27, 2008, the Company expected that it was reasonably possible that its unrecognized tax benefits would decrease by approximately $300,000 during the year ended December 26, 2009. During the year ended December 26, 2009 unrecognized tax benefits, related to current year state filing positions and prior year state tax filing positions, increased by $73,000 and decreased by $482,000, respectively.

The Company’s U.S. federal income tax returns for the 2006, 2007 and 2008 tax years are currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial position or results of operations. The Company is subject to U.S. federal tax, Canadian federal and provincial tax and income tax of multiple state and local jurisdictions. The Company’s operations in Canada began in 2007 and are not subject to examination prior to the 2007 tax year.

10. Related Party Transactions

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $1.0 million for each of the years ended December 29, 2007, December 27, 2008 and December 26, 2009.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Share-Based Compensation

Share-based compensation expense recognized for the fiscal years ended December 29, 2007, December 27, 2008 and December 26, 2009 was $1.4 million, $1.1 million, and $0.6 million respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock.

On June 16, 2004, the Company adopted the 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, and consultants. As of December 26, 2009, options to purchase a total of 1,154,600 shares of the Company’s common stock have been granted under the Plan at a price equal to the fair market value of the stock on the date of grant. As of December 26, 2009, there were 543,547 options outstanding, of which 238,548 were exercisable. As of December 26, 2009 there were 64,301 shares of restricted stock outstanding. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, SARs, restricted stock, stock bonuses and performance-based awards.

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

In conjunction with the hiring of the Company’s Chief Executive Officer on January 12, 2009, the Company issued an option to purchase 250,000 shares to him at a price equal to $3.92 per share, the fair market value of the stock on the date of grant. One-third of the grant vests on each of the three anniversary dates following the grant date if the grantee is then employed by the Company.

In November 2009, the Company issued 27,955 shares of restricted stock to the non-employee members of the Board of Directors, the fair market value of the stock on the date of grant was $6.26 per share. The restricted stock granted vests nine months following the date of grant if the director is still serving the Company at that date.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of December 26, 2009:

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 30, 2006	700,691	$12.00	138,500	839,191
Awards granted	25,000	24.71	—	25,000
Awards exercised	342,348	12.00	39,512	381,860
Awards forfeited	46,066	12.00	25,666	71,732

Outstanding at December 29, 2007	337,277	12.94	73,322	410,599

Awards granted	—	—	85,620	85,620
Awards exercised	—	—	36,056	36,056
Awards forfeited	17,966	18.68	7,498	25,464

Outstanding at December 27, 2008	319,311	12.62	115,388	434,699

Awards granted	250,000	3.92	33,060	283,060	$1,128,797
Awards exercised	—	—	71,195	71,195	359,184
Awards forfeited	25,764	16.93	12,952	38,716	96,492
Outstanding at December 26, 2009	543,547	8.41	64,301	607,848	1,361,542

Exercisable at December 26, 2009	238,548	$12.20	—	238,548	$—

The table below summarizes information about stock options outstanding at December 26, 2009:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.92 – $26.81	543,547	6.62	$8.41	238,548	$12.20

As of December 27, 2008 and December 26, 2009, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $1.0 million.

The following table summarizes share-based compensation (in thousands):

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
Labor	$42	$14	$—
General and administrative expenses	1,334	1,103	628

Share-based compensation expense included in total costs and expenses	1,376	1,117	628
Income tax benefit related to share-based compensation	420	417	234

Share-based compensation expense related to employee stock options, net of tax	$956	$700	$394

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

12. Commitments and Contingencies

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

In 2006, the Company was named in a class action complaint regarding employment practices filed in the U.S. District Court for the Northern District of California. The Company has contested the claims and has negotiated a settlement with the plaintiffs. The Company does not anticipate the changes to its hiring and employment practices it agreed to in connection with the settlement will significantly affect its operations. The settlement was approved by the court, and the settlement amount was paid in April 2008.

The Company’s previous insurer has informed the Company it believes the Company has exhausted its insurance coverage with respect to claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the charge taken related to the settlement of class action claims. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if the Company’s previous insurer determines that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could be more expensive.

13. Impairment, Restructuring, and Other Charges

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors including a current period operating or cash flow loss combined with a history of operating or cash flow losses and an undiscounted cash flow projection associated with the use of the underlying long-lived asset. In these situations, the Company evaluates undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are subject to a significant degree of judgment based on experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. Impairment charges could be triggered in the future if expected restaurant performance will not support the net book value of the underlying long-lived assets on a future undiscounted cash flow basis or if management decides to close that location.

In order to comply with the Company’s disclosure requirements related to fair value measurements, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing estimated fair value for real estate assets generally fall within level three, which are characterized as requiring

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant unobservable inputs in establishing estimated fair value measurements.

A summary of the fair value measurements as of December 26, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Totals
Land	—	—	$719	$719
Building	—	—	1,515	1,515
Fixtures and equipment	—	—	102	102
Leasehold improvements	—	—	89	89

Total assets at fair value	—	—	$2,425	$2,425

During the fourth quarter of 2009, the Company’s experienced a triggering event for an impairment evaluation for long-lived assets. The triggering event that resulted in the fourth quarter impairment evaluation was due to the continued decline in the economic environment which was disproportionately affecting certain restaurants, coupled with the shortfall of anticipated fourth quarter improvements for those restaurants, which ultimately led to the lowering of future anticipated results for the affected restaurants. The Company recorded impairment charges of $19.8 million including the impairment of fixtures, equipment, and leasehold improvements at eight restaurants. The Company used the market participant pricing approach to estimate the fair value of land, building, fixtures and equipment, and leasehold improvements, which estimates what a potential buyer would pay today. When available, current market information, like comparative sales price, was used to determine value. When market information was not readily available, the inputs were based on the Company’s understanding of market conditions and the experience of the management team. Actual results could differ significantly from the Company’s estimates.

During the second quarter of 2009, the Company incurred exit costs of $0.1 million associated with the closing of one restaurant, and a net credit of $0.2 million attributable to the sale of leasehold improvements and subleasing of another restaurant. Restructuring charges in the amount of $0.6 million were incurred related to severance and other termination benefits paid to employees during the first three quarters of 2009.

In 2008, the Company recorded an impairment charge of $2.8 million related to the impairment of fixtures, equipment, and leasehold improvements at two of its restaurants and a restructuring charge in the amount of $0.5 million related to the closure of one of its restaurants. The restructuring charge was related to exit costs, including the estimated liability on its operating lease that terminates in June 2016. The Company has sublet the property in order to minimize net costs incurred over the remaining term of the lease.

In 2008, the impairment evaluation for goodwill and indefinite lived intangible assets, which for the Company are trademarks and tradenames, was conducted during the fourth quarter. The valuation approach was subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about the Company’s appropriate revenue growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considered economic, operational and market conditions that could impact the fair value of the Company. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments.

The Company considered the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The Company believed that the weakness in the U.S. residential housing and financial markets were principal factors in the prolonged decline in its market

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

capitalization as compared to its book value. As of December 27, 2008, the fair value of the Company was estimated to approximate its market capitalization plus a reasonable control premium. The Company’s adjusted market capitalization is based the average closing stock price for the 15 days of trading prior to the year ended, December 27, 2008. The Company believed the control premium represented the estimated amount an investor would pay for its equity securities to obtain a controlling interest. The criteria used to derive the control premium included calculated control premiums for recent transactions of companies within our peer group.

The Company completed the impairment test on balances as of December 27, 2008, and determined that there was an impairment related to trademarks and tradenames, of $54.4 million, and goodwill, of $26.2 million, based primarily on the difference between its adjusted market capitalization and the carrying value of its assets.

In 2007, the Company recorded an impairment charge of $5.4 million related to the impairment of fixtures, equipment, and leasehold improvements at three restaurants.

A summary of impairment/restructuring charges incurred were as follows:

	Years Ended
	December 29, 2007	December 27, 2008	December 26, 2009
	(in millions)
Impairment of goodwill	$—	$26.2	$—
Impairment of long lived assets	5.4	2.8	19.8
Impairment of trademarks and tradenames	—	54.4	—
Restructuring charge	—	0.5	0.6

Total impairment/restructuring charges	$5.4	$83.9	$20.4

14. Employee Benefit Plans

The Company has a 401(k) contributory benefit plan for eligible employees, under which the Company may make discretionary contributions up to a maximum of 3% of the participant’s eligible compensation. For the years ended December 29, 2007 and December 27, 2008, Company matching contributions totaled approximately $0.4 million and $0.5 million. There were no matching contributions made for the year ended December 26, 2009.

15. Operating Leases

The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for an initial term between 10 and 20 years with one to three five-year renewal options. The leases generally require the Company to pay property taxes, utilities, and various other use and occupancy costs.

Minimum rent payments under lease commitments as of December 26, 2009 are as follows:

(in thousands)
2010	$28,029
2011	27,953
2012	27,685
2013	25,701
2014	23,316
Thereafter	102,657

$235,341

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense charged to operations under all operating leases is as follows:

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
	(in thousands)
Fixed rent	$20,905	$24,930	$26,964
Contingent rent, based on revenues	2,975	2,386	1,462
Non-cash rent	2,403	2,102	1,701

	$26,283	$29,418	$30,127

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

17. Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10-25-01, to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10-25-01 effective with the interim report for the period ended September 26, 2009. The Company has performed an evaluation of subsequent events. No non-recognized subsequent events were noted.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of December 26, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 26, 2009, our internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 26, 2009 which is included in the Report of Independent Registered Public Accounting Firm contained in Item 8.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference to our definitive proxy statement for our 2010 annual meeting of stockholders (the “2010 Proxy Statement”), under the caption “Proposal 1: Election of Directors,” to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 26, 2009. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our audit committee and our audit committee financial expert is incorporated by reference to the 2010 Proxy Statement under the captions “Corporate Governance—Board Committees” and “Report of the Audit Committee”.

Information regarding the process by which shareholders may nominate directors is incorporated by reference to the 2010 Proxy Statement under the caption “Additional Information—Stockholder Nominations for Directors”.

Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2010 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management is incorporated by reference to our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Information regarding our share based compensation plan is included in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to our 2010 Proxy Statement under the caption “Corporate Governance—Director Independence” and “Transactions with Related Persons, Promoters, and Certain Control Persons”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, appearing under the caption “Report of the Audit Committee—Fees Paid to Independent Registered Public Accounting Firm,” is incorporated by reference to our 2010 Proxy Statement.

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

(a)(3) Exhibits. See Exhibit Index beginning on page 71 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 8, 2010.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ WILLIAM T. FREEMAN
William T. Freeman
Chief Executive Officer (Principal Executive Officer)

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ MICHELLE M. LANTOW
Michelle M. Lantow
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 8, 2010.

Signatures	Title

/s/ WILLIAM T. FREEMAN William T. Freeman	Chief Executive Officer (Principal Executive Officer)

/s/ MICHELLE M. LANTOW Michelle M. Lantow	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. SCHMICK Douglas L. Schmick	Director (Chairman of the Board of Directors)

/s/ J. RICE EDMONDS J. Rice Edmonds	Director

/s/ ELLIOTT H. JURGENSEN JR. Elliott H. Jurgensen Jr.	Director

/s/ JEFFREY D. KLEIN Jeffrey D. Klein	Director

/s/ JAMES R. PARISH James R. Parish	Director

/s/ DAVID B. PITTAWAY David B. Pittaway	Director

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1, File No. 333-114977)

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated April 17, 2009)

10.1	Amended and Restated Revolving Credit Agreement dated December 28, 2007 among McCormick & Schmick Acquisition Corp. and The Boathouse Restaurants of Canada, Inc., as borrowers, Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC, as sole lead arranger, and other specified lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 2, 2008); Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2008 (incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K for the period ended December 27, 2008); Amendment No. 2 to Amended and Restated Credit Agreement dated January 29, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 30, 2009)

10.2	Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977)

10.3	Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977) and Amendment to Lease dated November 23, 2005 between DLS Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated November 23, 2005)

10.4*	Form of Amended and Restated Executive Severance Agreement entered into by Douglas L. Schmick and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the fiscal year ended December 27, 2008)

10.5*	Employment Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008; Executive Severance and Non-Competition Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008 (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the fiscal year ended December 27, 2008)

10.6*	Employment Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and Michelle M. Lantow dated November 16, 2009; Executive Severance and Noncompetition Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and Michelle M. Lantow dated November 16, 2009

10.7*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977)

10.8*	Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977)

10.9*	Form of Restricted Stock Agreement, as amended (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2006)

10.10*	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended March 29, 2008)

21.1	Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.