Form 10-Q
period 2010-03-27
McCormick & Schmicks Seafood Restaurants Inc.
filed 2010-05-05
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 14,845,246 shares of common stock outstanding as of April 29, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 26, 2009	March 27, 2010
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,623	$6,647
Trade accounts receivable, net	10,462	7,203
Tenant improvement allowance receivables	496	588
Income tax receivable	937	1,091
Inventories	5,585	5,629
Prepaid expenses and other current assets	2,854	2,841

Total current assets	28,957	23,999
Property and equipment, net	158,465	156,915
Other assets	3,600	3,543

Total assets	$191,022	$184,457

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,766	$14,344
Accrued expenses	28,639	22,605
Deferred income taxes	278	192

Total current liabilities	44,683	37,141
Revolving credit facility	13,000	13,000
Deferred rent and other long-term liabilities	35,532	36,211
Capital lease obligations	3,038	3,134
Deferred income taxes	1,634	1,823

Total liabilities	97,887	91,309

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,785 and 14,788 shares issued and outstanding	15	15
Additional paid in capital	148,630	148,820
Accumulated other comprehensive income (loss)	(220)	43
Accumulated deficit	(55,290)	(55,730)

Total stockholders’ equity	93,135	93,148

Total liabilities and stockholders’ equity	$191,022	$184,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations-Unaudited

(in thousands, except per share data)

	Thirteen week period ended
	March 28, 2009	March 27, 2010
Revenues	$91,894	$84,822

Restaurant operating costs
Food and beverage	27,696	25,797
Labor	30,489	28,160
Operating	14,340	12,574
Occupancy	9,489	9,187

Total restaurant operating costs	82,014	75,718
General and administrative expenses	5,845	4,907
Restaurant pre-opening costs	562	502
Depreciation and amortization	4,080	3,811
Impairment, restructuring and other charges (Note 11)	181	—

Total costs and expenses	92,682	84,938

Operating loss	(788)	(116)
Interest expense, net	378	406
Other income, net	14	—

Loss before income taxes	(1,180)	(522)
Income tax benefit	(36)	(82)

Net loss	$(1,144)	$(440)

Net loss per share
Basic and diluted	$(0.08)	$(0.03)
Shares used in computing net loss per share
Basic and diluted	14,728	14,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Unaudited

(in thousands)

	Thirteen week period ended
	March 28, 2009	March 27, 2010
Operating activities
Net loss	$(1,144)	$(440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,080	3,811
Deferred income taxes	(37)	104
Share based compensation	365	215
Changes in operating assets and liabilities
Trade accounts receivable, net	1,585	3,268
Tenant improvement allowance receivables	1,961	(91)
Income tax receivable	2,424	(154)
Inventories	15	(35)
Prepaid expenses and other current assets	6	18
Accounts payable	(1,795)	(1,432)
Accrued expenses	(5,672)	(6,077)
Deferred rent and other long-term liabilities	825	779

Net cash provided by (used in) operating activities	2,613	(34)

Investing activities
Purchase of property and equipment	(3,060)	(1,965)
Additions to other assets	(230)	(7)

Net cash used in investing activities	(3,290)	(1,972)

Financing activities
Borrowings made on revolving credit facility	46,000	25,000
Payments made on revolving credit facility	(47,000)	(25,000)
Payments made on capital lease obligations	(9)	(11)
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	674	—
Deemed landlord financing payments	(60)	(61)

Net cash used in financing activities	(395)	(72)

Effect of exchange rate changes on cash and cash equivalents	(18)	102

Net decrease in cash and cash equivalents	(1,090)	(1,976)
Cash and cash equivalents, beginning of period	4,428	8,623

Cash and cash equivalents, end of period	$3,338	$6,647

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	$309	$126
Income taxes, net of refunds	$(2,405)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements-Unaudited

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of March 27, 2010, operated 94 restaurants including 88 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and six restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen week period ended March 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2010.

The condensed consolidated balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

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

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases using the straight-line method over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the Company obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated using the straight-line method and rent paid is recorded as a deferred rent liability.

The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term as a reduction of rent expense over the lease term. Accordingly, the Company has recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in deferred rent and other long-term liabilities of $26.3 million and $27.0 million as of December 26, 2009 and

March 27, 2010, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space and the lease agreement for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for leases that meet the criteria and for those leases that do not qualify for sale leaseback treatment, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

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

4. Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures for assets and liabilities, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

5. Long-Term Debt

As of March 27, 2010, the outstanding balance on the Company’s revolving credit facility was $13.0 million. The availability under the facility is $90.0 million, with an additional $50.0 million available at the Company’s request if specified conditions are met. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin between 1.25% and 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow the Company to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios.

Under the revolving credit facility, the Company is required to comply with certain financial covenants, including a maximum adjusted leverage ratio, a minimum fixed charge ratio and a maximum growth capital expenditures. The Company was in compliance with these covenants as of March 27, 2010. As of March 27, 2010, the Company’s effective interest rate on its borrowings was 3.0%, which was calculated using the financial institution’s base rates of 0.23% for LIBOR and 3.25% for Prime.

Under the Company’s revolving credit facility agreement, loans are collateralized by the stock of the subsidiaries of the Company and mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of March 27, 2010, the maximum exposure under these standby letters of credit was $3.0 million. As of March 27, 2010, the Company had $74.0 million available, subject to the conditions of the agreement, under its $90.0 million revolving credit facility.

6. Share-Based Compensation

Share-based compensation expense for the thirteen week periods ended March 28, 2009 and March 27, 2010 was $0.4 million and $0.2 million, respectively.

The fair value of the Company’s stock options was estimated using the following assumptions:

	Thirteen week period ended
	March 28, 2009	March 27, 2010
Expected volatility	51.1%	60.3%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	0%	0%
Risk-free interest rate	1.12%	2.32%
Dividend yield	0%	0%

In conjunction with the hiring of the Company’s Chief Financial Officer on January 6, 2010, the Company issued 100,000 stock options at an exercise price per share of $7.53, the fair market value of the stock on the date of grant. One-fourth of the options vest on each of the four anniversary dates following the grant date if the grantee is then employed by the Company. As of March 27, 2010, there were 643,547 shares subject to options outstanding under the Company’s 2004 Stock Incentive Plan (the “Plan”), of which 349,215 were exercisable.

The Company has issued 260,961 shares of restricted stock at an average price of $17.11 to employees, directors and executive officers. Grants are issued at fair market value on the date of the grant. Typically, one-third of the restricted stock grants vest on each of the three anniversary dates following the grant date if the grantee is then employed by the Company. In November 2009, the Company issued 27,955 shares of restricted stock to the non-employee members of the Board of Directors, the fair market value of the stock on the date of grant was $6.26 per share. The restricted stock granted vests nine months from the date of grant, if the Director is still serving the Company at that date. As of March 27, 2010, there were 44,682 shares of restricted stock outstanding still subject to vesting.

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

Each award expires on the date determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated become available for other award grants under the Plan. If not sooner terminated by the Company’s Board of Directors, the Plan will terminate on June 16, 2014. As of March 27, 2010, there were 174,112 shares of common stock available for grant under the Plan.

The following table summarizes the status of the Company’s share-based compensation plans, including stock options and restricted stock grants, as of March 27, 2010.

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 26, 2009	543,547	$8.41	64,301	607,848
Awards granted	100,000	7.53	281	100,281	$238,779
Awards exercised	—	—	18,066	18,066	168,917
Awards forfeited	—	—	1,834	1,834	18,138

Outstanding at March 27, 2010	643,547	8.28	44,682	688,229	$2,170,405

Exercisable at March 27, 2010	349,215	$10.23	—	349,215	497,504

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price of $9.89 as of March 27, 2010 and the exercise price multiplied by the number of shares subject to options outstanding as of that date. In the case of the restricted stock, the aggregate intrinsic value is calculated using the closing price of the stock at March 27, 2010 multiplied by the number of shares outstanding as of that date still subject to vesting.

The following table summarizes additional information about stock options outstanding at March 27, 2010.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$3.92 – $26.81	643,547	6.9	$8.28	349,215	$10.23

As of March 27, 2010, unamortized compensation expense related to stock options and restricted stock under the Plan was $1.4 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards for the thirteen week periods ended March 28, 2009 and March 27, 2010 (in thousands).

	Thirteen week period ended
	March 28, 2009	March 27, 2010
Labor	$—	$—
General and administrative expenses	365	215

Share-based compensation expense included in total costs and expenses	365	215
Income tax benefit related to share-based compensation	149	70

Share-based compensation expense, net of tax	$216	$145

7. Income Taxes

As of March 27, 2010, there had been no material changes to the Company’s uncertain tax position disclosure as provided in the 2009 Annual Report on Form 10-K. The Company does not anticipate any significant changes to the balance of unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

8. Comprehensive Income

The components of comprehensive income for the thirteen week periods ended March 28, 2009 and March 27, 2010 are as follows (in thousands):

	Thirteen week period ended
	March 28, 2009	March 27, 2010
Net loss	$(1,144)	$(440)
Other comprehensive income (loss) – foreign currency translation	(96)	263

Total comprehensive income (loss)	$(1,240)	$(177)

9. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for both the thirteen week periods ended March 28, 2009 and March 27, 2010.

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

The Company’s primary insurer in 2004 has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the accounting for employment claims. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could be more expensive.

11. Impairment, Restructuring and Other Charges

During the first quarter of the fiscal year 2009 the Company incurred $0.2 million in restructuring charges related to termination benefits paid to employees effected by headcount reductions at both the Corporate office and in the restaurants.

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

There were no dilutive shares for the thirteen week periods ended March 28, 2009 and March 27, 2010. For the thirteen week periods ended March 28, 2009 and March 27, 2010, 522,247 and 414,527, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 26, 2009 contained in our 2009 Annual Report on Form 10-K.

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

Overview

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of March 27, 2010 we have expanded our restaurant base to 94 restaurants, including one restaurant operated pursuant to a management contract and six restaurants operating in Canada under The Boathouse name.

We have expanded our business by offering our guests a twice daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 106,000 primary members and nearly 80,000 secondary members since its inception in 2006 and our online marketing e-mail club database includes over 331,000 members.

We measure performance using key operating indicators such as comparable restaurant sales, comparable traffic counts, food and beverage costs, and restaurant operating expenses, with a focus on labor as a percentage of revenues, and total occupancy costs. Comparable restaurant sales represent sales at all the restaurants owned by us in operation at least eighteen months from the beginning of the year being discussed, and exclude the impact of currency translation. We also track trends in average weekly revenues at both the restaurant level and on a consolidated basis as an indicator of our performance. The key financial measure used by management in evaluating our operating results is operating income. Operating income is calculated by deducting restaurant operating costs, general and administrative expenses, restaurant pre-opening costs, depreciation and amortization and other corporate costs from revenues. We monitor general and administrative expenses as a percentage of revenues against budgeted levels. Restaurant pre-opening costs are analyzed based on the number and timing of restaurant openings and by comparison to budgeted amounts, with an overall target of approximately $0.3 million to $0.4 million per restaurant opening.

Our most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allows us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu twice daily in most of our locations, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We monitor this cost closely and periodically review strategies to effectively provide a worthwhile benefit to our employees while controlling increases in expense, but we are adversely subjected to the overall trend of increases in healthcare costs.

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

Our objective is to continue to prudently expand the McCormick & Schmick’s seafood restaurant base in existing and new markets. Our plan for 2010 includes the opening of two McCormick & Schmick’s seafood restaurants, one of which has already opened, as well as one The Boathouse restaurant. Based on capital availability and depending on economic conditions, we may open additional restaurants in new or existing markets in 2010. In addition to new restaurant growth, we are committed to maximizing comparable restaurant sales and guest counts as well as restaurant level operating margins.

We continue to consider expanding the Boathouse Restaurants concept further in Canada, as well as the possibility of utilizing it as a complementary concept within the United States.

We believe we have the opportunity to build revenues through new restaurant development and building traffic at existing restaurants. We believe we have the opportunity to increase profitability through the opening of new restaurants, as well as operating existing restaurants more efficiently.

Financial Performance Overview

The following are results of our financial performance for the thirteen week period ended March 27, 2010 compared to the thirteen week period ended March 28, 2009:

•	Revenues decreased 7.7% to $84.8 million from $91.9 million

•	Comparable restaurant sales decreased 9.6%

•	Comparable restaurant traffic decreased 6.2%

•	Operating loss decreased to $0.1 million from $0.8 million

•	Net loss decreased to $0.4 million from $1.1 million

•	Diluted loss per share decreased to $0.03 from $0.08

Thirteen Week Period Ended March 28, 2009 Compared to Thirteen Week Period Ended March 27, 2010

The following table sets forth our operating results from our unaudited condensed consolidated statements of operations.

	Thirteen week period ended
	March 28, 2009		March 27, 2010
	(in thousands)
Revenues	$91,894	100.0%	$84,822	100.0%

Restaurant operating costs
Food and beverage	27,696	30.1%	25,797	30.4%
Labor	30,489	33.2%	28,160	33.2%
Operating	14,340	15.6%	12,574	14.8%
Occupancy	9,489	10.3%	9,187	10.8%

Total restaurant operating costs	82,014	89.2%	75,718	89.3%
General and administrative expenses	5,845	6.4%	4,907	5.8%
Restaurant pre-opening costs	562	0.6%	502	0.6%
Depreciation and amortization	4,080	4.4%	3,811	4.5%
Impairment, restructuring and other charges	181	0.2%	—	—

Total costs and expenses	92,682	100.9%	84,938	100.1%

Operating loss	(788)	(0.9)%	(116)	(0.1)%
Interest expense, net	378	0.4%	406	0.5%
Other income, net	14	—	—	—

Loss before income taxes	(1,180)	(1.3)%	(522)	(0.6)%
Income tax benefit	(36)	—	(82)	(0.1)%

Net loss	$(1,144)	(1.2)%	$(440)	(0.5)%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs.

	Thirteen week period ended		Change
	March 28, 2009	March 27, 2010	$	%
	(in thousands)
Revenues	$91,894	$84,822	$(7,072)	(7.7)%

Restaurant operating costs
Food and beverage	$27,696	$25,797	$(1,899)	(6.9)%
Labor	30,489	28,160	(2,329)	(7.6)%
Operating	14,340	12,574	(1,766)	(12.3)%
Occupancy	9,489	9,187	(302)	(3.2)%

Total restaurant operating costs	$82,014	$75,718	$(6,296)	(7.7)%

Revenues. Revenues decreased $7.1 million, or 7.7%, to $84.8 million in the thirteen week period ended March 27, 2010 from $91.9 million in the thirteen week period ended March 28, 2009. The decrease was primarily due to a 9.6% decrease in comparable restaurants sales, which was partially attributable to weather related issues. The decline in the comparable restaurant sales was partially offset by increased sales by restaurants not included in the comparable base. The decrease in comparable restaurant sales of 9.6% was a result of a 6.2% decrease in traffic, which was coupled with a net decrease in pricing and product mix of 3.4%. The decrease in our net pricing and product mix is a result of our strategic initiative to increase the value proposition for our guests and drive traffic by decreasing our average check while preserving the guest experience. We had a total of 1,203 store operating weeks for the quarter ended March 27, 2010 compared to a total of 1,195 store operating weeks for the quarter ended March 28, 2009.

Food and Beverage Costs. Food and beverage costs decreased $1.9 million, or 6.9%, to $25.8 million in the thirteen week period ended March 27, 2010 from $27.7 million in the thirteen week period ended March 28, 2009. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues increased to 30.4% in the thirteen week period ended March 27, 2010 from 30.1% in the thirteen week period ended March 28, 2009, primarily due to increased costs at the comparable restaurants, partially offset by lower costs at the restaurants not included in the comparable base, as a percentage of revenues.

Labor Costs. Labor costs decreased $2.3 million, or 7.6%, to $28.2 million in the thirteen week period ended March 27, 2010 from $30.5 million in thirteen week period ended March 28, 2009, primarily due to decreases in staffing as a result of declines in guest traffic. Labor costs as a percentage of revenues were 33.2% for both the thirteen week periods ended March 27, 2010 and March 28, 2009.

Operating Costs. Operating costs decreased $1.8 million, or 12.3%, to $12.6 million in the thirteen week period ended March 27, 2010 from $14.3 million in the thirteen week period ended March 28, 2009. This decrease was primarily due to lower janitorial and utilities costs as a result of our cost saving initiatives implemented throughout fiscal year 2009. Operating costs as a percentage of revenues decreased to 14.8% in the thirteen week period ended March 27, 2010 from 15.6% in the thirteen week period ended March 28, 2009, primarily due to the reasons stated above.

Occupancy Costs. Occupancy costs decreased $0.3 million, or 3.2%, to $9.2 million in the thirteen week period ended March 27, 2010 from $9.5 million in the thirteen week period ended March 28, 2009, primarily due to lower common area maintenance charges and percentage rent as a result of decreased sales. Occupancy costs as a percentage of revenues increased to 10.8% in the thirteen week period ended March 27, 2010 from 10.3% in the thirteen week period ended March 28, 2009, primarily due to deleveraging of fixed occupancy costs.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

The following table sets forth general and administrative expenses, restaurant pre-opening costs, depreciation and amortization, and impairment, restructuring and other charges.

	Thirteen week period ended		Change
	March 28, 2009	March 27, 2010	$	%
	(in thousands)
General and administrative expenses	$5,845	$4,907	$(938)	(16.0)%
Restaurant pre-opening costs	562	502	(60)	(10.7)%
Depreciation and amortization	4,080	3,811	(269)	(6.6)%
Impairment, restructuring and other charges	181	—	(181)	(100.0)%

General and Administrative Expenses. General and administrative expenses decreased $0.9 million, or 16.0%, to $4.9 million in the thirteen week period ended March 27, 2010 from $5.8 million in the thirteen week period ended March 28, 2009, primarily due to decreases in compensation expense, share based compensation and consulting fees. General and administrative expenses as a percentage of revenues decreased to 5.8% in the thirteen week period ended March 27, 2010 from 6.4% in the thirteen week period ended March 28, 2009, primarily due to a decreases in compensation expense, legal fees, and share based compensation.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs decreased $0.1 million, to $0.5 million, in the thirteen week period ended March 27, 2010 from $0.6 million in the thirteen week period ended March 28, 2009, primarily due to the timing of restaurant openings.

Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 6.6%, to $3.8 million in the thirteen week period ended March 27, 2010 from $4.1 million in the thirteen week period ended March 28, 2009. The decrease was primarily due to the impairment charge recorded in fiscal 2009. Depreciation and amortization as a percentage of revenues increased to 4.5% in the thirteen week period ended March 27, 2010 from 4.4% in the thirteen week period ended March 28, 2009, primarily due to the deleveraging of sales.

Impairment, restructuring and other charges. During the first quarter of fiscal year 2009, impairment, restructuring and other charges included charges of $0.2 million, primarily related to severance costs and other termination benefits paid to employees.

Interest Expense, Net, Other Income, Net, Income Tax Benefit and Net Loss

The following table sets forth interest expense, net, other income, net, income tax benefit and net loss from our unaudited condensed consolidated statements of income.

	Thirteen week period ended		Change
	March 28, 2009	March 27, 2010	$	%
	(in thousands)
Interest expense, net	$378	$406	$28	7.4%
Other income, net	14	—	(14)	(100.0)%

Loss before income taxes	$(1,180)	$(522)	$658	55.8%
Income tax benefit	(36)	(82)	(46)	(127.8)%

Net loss	$(1,144)	$(440)	$704	(61.5)%

Interest Expense, Net. Interest expense, net, was $0.4 million for both the thirteen week periods ended March 27, 2010 and March 28, 2009.

Other Income, Net. Other income, net, for the thirteen week period ended March 28, 2009 represented business interruption insurance proceeds net of expenses.

Income Tax Benefit. Our effective tax rate from continuing operations, including discrete items, was 15.7% for the thirteen week period ended March 27, 2010, compared to 3.1% for the thirteen week period ended March 28, 2009. We maintain a valuation allowance related to deferred tax assets since we believe realization is uncertain. Any change in our deferred tax asset position is offset by a similar change in the valuation allowance. Due to our projection of modest taxable income for the year in certain taxing jurisdictions, and due to the expected decrease in our deferred tax assets and corresponding change in the valuation allowance, our effective annual tax rate is expected to be between 10.0% and 15.0%. However, minimal differences between our estimates and actual taxable income realized may have a material effect on our projected effective annual tax rate.

Net Loss. Net loss decreased $0.7 million, or 61.5%, to $0.4 million in the thirteen week period ended March 27, 2010 from $1.1 million in the thirteen week period ended March 28, 2009, primarily due to reductions in expenses greater than the decrease in comparable restaurant sales of 9.6%.

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

	Thirty-nine week period ended
	March 28, 2009	March 27, 2010
	(in thousands)
Net cash provided by (used in) operating activities	$2,613	$(34)
Net cash used in investing activities	(3,290)	(1,972)
Net cash used in financing activities	(395)	(72)
Effect of exchange rate changes on cash and cash equivalents	(18)	102

Net decrease in cash and cash equivalents	$(1,090)	$(1,976)

The reduction in net cash provided by (used in) operating activities of $2.6 million in the thirteen week period ended March 28, 2009, to a use of $34,000 in the thirteen week period ended March 27, 2010 was primarily due to changes in operating assets and liabilities of $3.1 million and a decrease in depreciation and amortization of $0.3 million, which was partially offset by the reduction in net loss between periods of $0.7 million.

Net cash used in investing activities was $2.0 million in the thirteen week period ended March 27, 2010 compared to $3.3 million in the thirteen week period ended March 28, 2009. Cash is used primarily for equipment purchases and construction costs related to new restaurant openings and to upgrade and add capacity to existing restaurants. During the thirteen week periods ended March 27, 2010 and March 28, 2009, we opened one and two restaurants, respectively.

Net cash used in financing activities was $0.1 million in the thirteen week period ended March 27, 2010 compared to $0.4 million in the thirteen week period ended March 28, 2009. Net cash used in financing activities is primarily related to the borrowings and payments on our revolving credit facility. We utilize our revolving credit facility to fund our construction of new restaurants, remodeling of existing restaurants, as well as fund our ongoing operations.

As of March 27, 2010, the outstanding balance on our revolving credit facility was $13.0 million. The availability under the facility is $90.0 million, with an additional $50.0 million available at the Company’s request if specified conditions are met. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin between 1.25% and 2.50%, with margins determined by certain financial ratios. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, which reduces the limit available for borrowings under the credit facility by an equal amount, with an interest rate based on the Canadian Eurodollar Rate plus a margin of 1.35% to 2.60%, with margins determined by certain financial ratios. As of March 27, 2010, our effective interest rate on our borrowings was 3.0%. Under our revolving credit facility agreement, we are subject to certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. We were in compliance with these covenants as of March 27, 2010.

Under our revolving credit facility agreement, loans are collateralized by the stock of our subsidiaries and are scheduled to mature on December 28, 2012. The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform when required to do so, pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of March 27, 2010, the maximum exposure under these standby letters of credit was $3.0 million. At March 27, 2010 we had $74.0 million available, subject to the conditions of the agreement, under our revolving credit facility.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of March 27, 2010 we had not repurchased any shares.

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

Insurance Liability

We maintain various insurance policies including workers’ compensation, employee health, and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted. In addition, we may exceed our insurance coverage for specified matters. Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore are not eligible for coverage. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for employment claims under the policy. See PART II. OTHER INFORMATION—ITEM 1. LEGAL PROCEEDINGS.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some potion or all of the deferred tax assets will not be realized.

Operating Leases

We generally operate our restaurants in leased premises. We record the minimum base rents for our operating leases on a straight-line basis over the life of the lease term, including option periods which are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the Company obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases we only have the right to exercise our option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when we determine at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on the straight-line method and rent paid is recorded as a deferred rent liability.

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

We are exposed to market risk from changes in interest rates on borrowings, which, under the terms of our revolving credit facility at March 27, 2010, bear interest at the financial institution’s prime rate plus a margin between 0.25% and 1.50% or the Eurodollar rate plus a margin between 1.25% and 2.50%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. The terms of the facility also allow us to borrow up to $10.0 million in Canadian dollars, with an interest rate based on the Canadian Eurodollar Rate plus a margin between 1.35% and 2.60%, with margins determined by certain financial ratios. As of March 27, 2010, there was an outstanding balance of $13.0 million under our revolving credit facility. A hypothetical 30 basis point change in our effective borrowing rate would not have a material effect on our results of operations.

A portion of our revenue is generated in Canada. As a result, we conduct some transactions in Canadian currency, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. For the thirteen week period ended March 27, 2010 we have incurred a $0.3 million currency translation gain, which is included in other comprehensive income. A hypothetical 10% decline in the foreign exchange rate of the Canadian dollar to the U.S. dollar, based on year to date, through the first quarter of 2010, results of operations would not have a material adverse affect on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our operating results may fluctuate significantly and could fall above or below the expectations of securities analysts and investors due to seasonality and other factors, which may result in fluctuations in our stock price.

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

We opened twelve company-owned restaurants and acquired five The Boathouse restaurants in 2007, and in 2008 we opened eleven company-owned restaurants. We opened two company-owned restaurants in 2009 and one during the first quarter of 2010. Our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

A decline in visitors or business travelers to areas where our restaurants are located could negatively affect our restaurant sales.

We depend on both local residents and business travelers to frequent our locations. If the number of visitors which frequent our locations declines due to economic or other conditions, changes in consumer preferences, changes in discretionary consumer spending or for other reasons, our revenues could decline significantly and our results of operations could be adversely affected.

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

As of March 27, 2010, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, fourteen in California, and six in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year and that several claims arising in 2005 through 2008 coverage years are related to the 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with our accounting for employment claims. See Item 1, “Legal Proceedings.” We may not succeed in our contest of our insurer’s conclusion. If we are unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.

Our growth strategy includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough guests to the new restaurants for them to operate at a profit. Even if we are able to attract enough guests to the new restaurants to operate them at a profit, some of those guests may be former guests of one of our existing restaurants in that market, thus the opening of new restaurants in the existing market could reduce the revenue of our existing restaurants in that market.

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

Increased regulation relating to nutritional disclosures and food composition could increase our costs.

Federal legislation, and state and local legislation in some areas where we operate restaurants has been adopted that will require us to provide nutritional information to our customers. Similar legislation has been proposed in other areas where we operate. Laws in several states and local jurisdictions require specific classes of restaurants to publish nutritional information on menus or to make that information available to customers. The federal Patient Protection and Affordable Care Act, signed into law March 23, 2010, will require restaurants with 20 or more locations operating under the same trade name to publish calorie counts and other information on menus and menu boards, and to make detailed nutritional information about standard menu items available to customers upon request. Compliance with the new law will not be required until after the Food and Drug Administration (FDA) issues regulations. The FDA is required to publish proposed regulations by March 23, 2011.

To the extent these laws are or become applicable to our restaurants, we face significant compliance and litigation costs associated with nutritional labeling and other disclosure practices. These costs and risks could disproportionally impact us, compared to other restaurants, because our daily menu changes and because of variations in food preparation among our restaurants, where dishes are prepared from scratch.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Items identified with an asterisk (*) are management contracts or compensatory plan arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 17, 2009)

10.1	Termination of Severance and Change of Control Agreement with Douglas L. Schmick effective January 12, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

By:	/s/ WILLIAM T. FREEMAN
William T. Freeman
Chief Executive Officer
(principal executive officer)

McCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

By:	/s/ MICHELLE M. LANTOW
Michelle M. Lantow
Chief Financial Officer
(principal financial and accounting officer)

Date: May 5, 2010