Form 10-Q
period 2010-06-26
McCormick & Schmicks Seafood Restaurants Inc.
filed 2010-08-05
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

There were 14,869,630 shares of common stock outstanding as of August 2, 2010.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

McCormick & Schmick’s Seafood Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets - Unaudited

(In thousands, except per share data)

	December 26, 2009 (Restated)	June 26, 2010
Assets
Current assets:
Cash and cash equivalents	$8,623	$6,658
Trade accounts receivable, net	10,462	7,861
Tenant improvement allowance receivables	496	429
Income tax receivable	1,007	1,247
Inventories	5,585	5,746
Prepaid expenses and other current assets	2,854	3,305

Total current assets	29,027	25,246

Property and equipment, net of accumulated depreciation and amortization of $78,153 and $85,262	158,465	158,668
Other assets, net	3,600	3,854

Total assets	$191,092	$187,768

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,766	$13,264
Accrued expenses	29,561	25,005
Deferred income taxes	278	192

Total current liabilities	45,605	38,461

Revolving credit facility	13,000	14,000
Deferred rent and other long-term liabilities	35,532	36,610
Capital lease obligations	3,038	3,123
Deferred income taxes	1,634	1,961

Total liabilities	98,809	94,155
Commitments and contingencies - Note 7

Stockholders’ equity:
Common stock, $0.001 par value, 120,000 shares authorized, 14,785 and 14,800 shares issued and outstanding	15	15
Additional paid-in-capital	148,630	149,044
Accumulated other comprehensive loss	(220)	(148)
Accumulated deficit	(56,142)	(55,298)

Total stockholders’ equity	92,283	93,613

Total liabilities and stockholders’ equity	$191,092	$187,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Thirteen Week Period Ended		For the Twenty-Six Week Period Ended
	June 27, 2009	June 26, 2010	June 27, 2009	June 26, 2010
Revenues	$92,742	$89,734	$184,636	$174,555
Restaurant operating costs:
Food and beverage	27,517	26,883	55,214	52,680
Labor	30,269	29,399	60,757	57,560
Operating	14,158	12,879	28,498	25,453
Occupancy	9,501	9,358	18,990	18,544

Total restaurant operating costs	81,445	78,519	163,459	154,237

General and administrative expenses	4,947	4,824	10,793	9,731
Restaurant pre-opening costs	80	631	641	1,133
Depreciation and amortization	4,293	3,848	8,373	7,659
Impairment, restructuring and other charges	371	—	552	—

Total costs and expenses	91,136	87,822	183,818	172,760

Operating Income	1,606	1,912	818	1,795

Interest expense, net	469	401	847	806
Other expense, net	13	—	27	—

Income (loss) before income taxes	1,124	1,511	(56)	989
Income tax expense (benefit)	(64)	227	(100)	145

Net income	$1,188	$1,284	$44	$844

Basic net income per share	$0.08	$0.09	$0.00	$0.06

Diluted net income per share	$0.08	$0.09	$0.00	$0.06

Shares used in per share calculations:
Basic	14,773	14,788	14,750	14,795

Diluted	14,807	14,930	14,763	14,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Twenty-Six Week Period Ended
	June 27, 2009	June 26, 2010
Cash flows from operating activities:
Net income	$44	$844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,373	7,659
Deferred income taxes	(134)	241
Share-based compensation	448	439
Impairment, restructuring and other charges	277	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,025	2,603
Tenant improvement allowance receivables	2,061	67
Income tax receivable	3,263	(240)
Inventories	273	(158)
Prepaid expenses and other current assets	244	(352)
Accounts payable	(2,092)	(2,506)
Accrued expenses	(7,792)	(5,136)
Deferred rent and other long-term liabilities	1,575	1,314

Net cash provided by operating activities	8,565	4,775

Cash flows from investing activities:
Purchase of property and equipment	(3,975)	(7,100)
Other assets	(231)	(491)

Net cash used in investing activities	(4,206)	(7,591)

Cash flows from financing activities:
Borrowings made on revolving credit facility	71,500	48,000
Payments made on revolving credit facility	(74,500)	(47,000)
Payments made on capital lease obligations	(20)	(22)
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	672	—
Deemed landlord financing payments	(116)	(153)
Issuance of restricted stock	21	—

Net cash provided by (used in) financing activities	(2,443)	825

Effect of exchange rate changes	113	26

Increase (decrease) in cash and cash equivalents	2,029	(1,965)

Cash and cash equivalents:
Beginning of period	4,428	8,623

End of period	$6,457	$6,658

Supplemental Cash Flow Information:
Cash paid for interest	$752	$456
Cash (paid for) received from income taxes, net	$(3,069)	$214
Non-cash financing	$—	$481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of June 26, 2010, operated 96 restaurants including 89 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and seven restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen and twenty-six week periods ended June 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 2010.

The condensed consolidated balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. As disclosed in the Company’s current report on Form 8-K dated July 28, 2010, the Company intends to restate its financial statements as of and for the fiscal year ended December 26, 2009. See Note 8, Restatement – Gist Card Accounting, for a more comprehensive discussion of the restatement.

3. Share-Based Compensation

As a regular component of their annual compensation, the five individual members of the Company’s Board of Directors were granted a total of 18,420 shares of restricted stock in May 2010. The restricted stock vests in May 2011. The fair value of the restricted stock was $0.2 million and will be recognized over the vesting period of the shares, with approximately $0.1 million being recognized in fiscal year 2010.

4. Comprehensive Income

The components of comprehensive income for the thirteen and twenty-six week periods ended June 27, 2009 and June 26, 2010 were as follows (in thousands):

	Thirteen week period ended		Twenty-six week period ended
	June 27, 2009	June 26, 2010	June 27, 2009	June 26, 2010
Net income	$1,188	$1,284	$44	$844
Other comprehensive income (loss) – foreign currency translation	581	(191)	485	72

Total comprehensive income	$1,769	$1,093	$529	$916

5. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.2 million for each of the thirteen week periods ended June 27, 2009 and June 26, 2010 and $0.5 million for each of the twenty-six week periods ended June 27, 2009 and June 26, 2010.

6. Commitments and Contingencies

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

The Company’s primary insurer in 2004 has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the accounting for employment claims. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could negatively affect the Company’s results of operations and financial position.

7. Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities outstanding, which includes stock options and restricted stock outstanding under the Company’s 2004 Stock Incentive Plan. A reconciliation of the shares used for basic and diluted shares follows (in thousands):

	Thirteen week period ended		Twenty-six week period ended
	June 27, 2009	June 26, 2010	June 27, 2009	June 26, 2010
Shares used for basic net income per share	14,773	14,788	14,750	14,795
Dilutive effect of stock options and restricted stock	34	142	13	134

Shares used for diluted net income per share	14,807	14,930	14,763	14,929

Shares not included in dilutive per share calculations because they were antidilutive	304	284	304	284

8. Restatement – Gift Card Revenue Accounting

In conjunction with the preparation of the condensed consolidated financial statements for the quarter ended June 26, 2010, the Company’s management identified an error in the accounting for discounted gift cards that resulted in an overstatement of revenue and understatement of gift card liabilities. As a result of the error, on July 28, 2010 the Audit Committee of the Company’s Board of Directors, upon the recommendation of management, concluded that the Company must restate its consolidated financial statements for the thirteen and thirty-nine week periods ended September 26, 2009 and the thirteen week period and fiscal year ended December 26, 2009. The Company will file amendments to its Quarterly Report for the period ended September 26, 2009 on Form 10-Q/A and its Annual Report for the fiscal year ended December 26, 2009 on Form 10-K/A to restate its financial statements for these periods as soon as practicable.

In accordance with the Company’s revenue recognition policies, revenue from gift cards is recognized when the gift card is redeemed or the likelihood of the gift card being redeemed is determined to be remote (gift card breakage). The Company sells a portion of its gift cards at a discount to certain wholesale retailers and recognizes revenue based on the discounted amount at the time of redemption or breakage. Since the Company began selling discounted gift cards, it has not accounted for discounted gift card breakage properly. The Company erroneously recognized gift card breakage revenues related to the discounted cards at the full face value of the card, rather than at the discounted amount. This error is only material for those periods that will be restated and the impact on the consolidated financial statements for the thirteen week period ended March 27, 2010 was insignificant. The error resulted in revenues being overstated for the thirteen and thirty-nine week periods ended September 26, 2009 and thirteen week period and fiscal year ended December 26, 2009 by the amount of the discount. The error also affected the income tax expense (benefit), net income (loss) and net income (loss) per share for these periods as well as certain balance sheet accounts as of September 26, 2009 and December 26, 2009. The error did not affect cash or previously reported total cash flows from operating or investing activities.

The following tables present the impact of the correction of the error on the consolidated statements of operations for the thirteen and thirty-nine week periods ended September 26, 2009 and fiscal year ended December 26, 2009.

(in thousands, except per share amounts)

	Thirteen week period ended September 26, 2009 (unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations
Revenues	$86,312	$(328)	$85,984
Income before income taxes	1,517	(328)	1,189
Income tax expense	206	(27)	179
Net income	1,311	(301)	1,010
Net income per share – basic	0.09	(0.02)	0.07
Net income per share - diluted	0.09	(0.02)	0.07

	Thirty-nine week period ended September 26, 2009 (unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations
Revenues	$270,948	$(328)	$270,620
Income before income taxes	1,461	(328)	1,133
Income tax expense	105	(27)	78
Net income	1,356	(301)	1,055
Net income per share – basic	0.09	(0.02)	0.07
Net income per share - diluted	0.09	(0.02)	0.07

Condensed Consolidated Statement of Cash Flows
Net income	1,356	(301)	1,055
Income tax receivable	3,162	(27)	3,135
Accrued expenses	(10,496)	328	(10,168)

	September 26, 2009 (unaudited)
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Income tax receivable	$540	$27	$567
Total current assets	21,805	27	21,832
Total assets	204,207	27	204,234
Accrued expenses	21,386	328	21,714
Accumulated deficit	(39,220)	(301)	(39,521)
Total stockholders’ equity	108,673	(301)	108,372
Total liabilities and stockholders’ equity	204,207	27	204,234

	Year ended December 26, 2009 (unaudited)
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Revenues	$360,129	$(922)	$359,207
Loss before income taxes	(15,371)	(922)	(16,293)
Income tax benefit	(656)	(70)	(726)
Net loss	(14,715)	(852)	(15,567)
Net loss per share – basic	(1.00)	(0.05)	(1.05)
Net loss per share - diluted	(1.00)	(0.05)	(1.05)

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
Net loss	(14,715)	(852)	(15,567)
Total comprehensive loss	(13,260)	(852)	(14,112)

Consolidated Statement of Cash Flows
Net loss	(14,715)	(852)	(15,567)
Income tax receivable	2,852	(70)	2,782
Accrued expenses	(3,062)	922	(2,140)

	December 26, 2009 (unaudited)
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Income tax receivable	$937	$70	$1,007
Total current assets	28,957	70	29,027
Total assets	191,022	70	191,092
Accrued expenses	28,639	922	29,561
Accumulated deficit	(55,290)	(852)	(56,142)
Total stockholders’ equity	93,135	(852)	92,283
Total liabilities and stockholders’ equity	191,022	70	191,092

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

OVERVIEW

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of June 26, 2010 we have expanded our restaurant base to 96 restaurants, including one restaurant operated pursuant to a management contract and seven restaurants operating in Canada under The Boathouse Restaurant name.

We have expanded our business by offering our guests a daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 110,000 primary members and nearly 83,000 secondary members since its inception in 2006 and our online marketing e-mail club database includes over 340,000 members.

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

Identification of appropriate new restaurant sites is integral to our growth strategy. We evaluate and invest in new restaurants based on site-specific projected returns on investment. We believe our restaurant model and flexible real estate strategy provide us with continued opportunities to find attractive real estate locations on favorable terms. We evaluate acquisition opportunities as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants and our business plan.

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

Our objective is to continue to prudently expand the McCormick & Schmick’s seafood restaurant base in existing and new markets. Our plan for 2010 includes the opening of two McCormick & Schmick’s seafood restaurants, as well as one The Boathouse Restaurant, all of which have been opened. In addition to new restaurant growth, we are committed to maximizing comparable restaurant sales and guest counts as well as restaurant level operating margins.

We continue to consider expanding The Boathouse Restaurant concept in Canada, as well as the possibility of utilizing it as a complementary concept in the United States.

We believe we have the opportunity to build revenues through new restaurant development and building traffic at existing restaurants. We also believe we have the opportunity to increase profitability through the opening of new restaurants, as well as operating existing restaurants more efficiently.

FINANCIAL PERFORMANCE OVERVIEW

The following are results of our financial performance for the thirteen week period ended June 26, 2010 compared to the thirteen week period ended June 27, 2009:

•	Revenues decreased 3.2% to $89.7 million from $92.7 million;

•	Comparable restaurant sales decreased 4.0%;

•	Comparable restaurant traffic decreased 4.6%;

•	Operating income increased to $1.9 million from $1.6 million;

•	Net income increased to $1.3 million from $1.2 million; and

•	Diluted net income per share increased to $0.09 per share from $0.08 per share.

RESULTS OF OPERATIONS

Thirteen Week Period Ended June 27, 2009 Compared to Thirteen Week Period Ended June 26, 2010

	Thirteen week period ended (1)
	June 27, 2009		June 26, 2010
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$92,742	100.0%	$89,734	100.0%
Restaurant operating costs:
Food and beverage	27,517	29.7	26,883	30.0
Labor	30,269	32.6	29,399	32.8
Operating	14,158	15.3	12,879	14.4
Occupancy	9,501	10.2	9,358	10.4

Total restaurant operating costs	81,445	87.8	78,519	87.5
General and administrative expenses	4,947	5.3	4,824	5.4
Restaurant pre-opening costs	80	0.1	631	0.7
Depreciation and amortization	4,293	4.6	3,848	4.3
Impairment, restructuring and other charges	371	0.4	—	—

Total costs and expenses	91,136	98.3	87,822	97.9

Operating income	1,606	1.7	1,912	2.1
Interest expense, net	469	0.5	401	0.4
Other expense, net	13	—	—	—

Income before income taxes	1,124	1.2	1,511	1.7
Income tax expense (benefit)	(64)	(0.1)	227	0.3

Net income	$1,188	1.3%	$1,284	1.4%

Basic net income per share	$0.08		$0.09

Diluted net income per share	$0.08		$0.09

Shares used in per share calculations:
Basic	14,773		14,788

Diluted	14,807		14,930

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Thirteen week period ended		Dollar Change	% Change
(dollars in thousands)	June 27, 2009	June 26, 2010
Revenues	$92,742	$89,734	$(3,008)	(3.2)%

Restaurant operating costs:
Food and beverage	$27,517	$26,883	$(634)	(2.3)%
Labor	30,269	29,399	(870)	(2.9)%
Operating	14,158	12,879	(1,279)	(9.0)%
Occupancy	9,501	9,358	(143)	(1.5)%

Total restaurant operating costs	$81,445	$78,519	$(2,926)	(3.6)%

	Thirteen week period ended
	June 27, 2009	June 26, 2010
Store operating weeks	1,209	1,215
Number of company owned restaurants operating during the period	92	95

Revenues

Our revenues are derived primarily from food and beverage sales.

Revenues decreased $3.0 million, or 3.2%, to $89.7 million in the thirteen week period ended June 26, 2010 compared to $92.7 million in the comparable period of 2009. The decrease in revenues was primarily due to the decline in comparable restaurant sales driven by a decrease in restaurant traffic of 4.6% partially offset by a slight increase in net pricing and product mix. Revenues were also positively affected by the increase in store operating weeks as a result of the additional restaurants opened in the fiscal 2010 period compared to the fiscal 2009 period.

Food and Beverage Costs

Food and beverage costs include the cost of all food and beverage utilized in our restaurant operations.

Food and beverage costs decreased $0.6 million, or 2.3%, to $26.9 million in the thirteen week period ended June 26, 2010 compared to $27.5 million in the comparable period of 2009. The decrease in food and beverage costs was primarily due to lower restaurant sales. The increase in food and beverage costs as a percentage of revenues was primarily due to our strategic initiative to offer more attractively priced wines to better connect with our guest and expand our guest population, which resulted in higher cost of goods sold as a percentage of revenue.

Labor Costs

Labor costs include salaries and wages and related payroll costs for employees engaged in the direct operations of the restaurants.

Labor costs decreased $0.9 million, or 2.9%, to $29.4 million in the thirteen week period ended June 26, 2010 compared to $30.3 million in the comparable period of 2009. The decrease in labor costs was primarily due to a decrease in staffing hours as a result of our sales decline, as well as lower bonus expense in the fiscal 2010 period compared to the fiscal 2009 period. We are typically able to increase or decrease our workforce hours as needed, which allows us to match a significant portion of our labor costs with fluctuations in revenue. These factors were partially offset by increases in workers’ compensation expense.

Operating Costs

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, janitorial, utilities, marketing and advertising, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary.

Operating costs decreased $1.3 million, or 9.0%, to $12.9 million in the thirteen week period ended June 26, 2010 compared to $14.2 million in the comparable period of 2009. The decrease in operating costs, both in dollars and as a percentage of revenues, was primarily due to lower janitorial costs as restaurants continued to see benefit from in-house janitor labor compared to outsourced labor and lower costs related to other operating expenses.

Occupancy Costs

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes.

Occupancy costs decreased $0.1 million, or 1.5%, to $9.4 million in the thirteen week period ended June 26, 2010 compared to $9.5 million in the comparable period of 2009. The decrease in occupancy costs was primarily due to lower common area maintenance charges (from renegotiated leases) and reduced percentage rent as a result of decreased sales, partially offset by an overall increase in lease expense as additional restaurants were opened. The increase in occupancy costs as a percentage of revenues occurs since a significant portion of our occupancy costs are fixed and, accordingly, as revenues decrease, occupancy costs as a percentage of revenues increase.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

	Thirteen week period ended		Dollar Change	% Change
(dollars in thousands)	June 27, 2009	June 26, 2010
General and administrative expenses	$4,947	$4,824	$(123)	(2.5)%
Restaurant pre-opening costs	80	631	551	*
Depreciation and amortization	4,293	3,848	(445)	(10.4)%
Impairment, restructuring and other charges	371	—	(371)	(100.0%)

*	Not meaningful

General and Administrative Expenses

General and administrative expenses consist of expenses associated with corporate administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff compensation, employee benefits, travel, legal fees, professional fees and technology expense.

General and administrative expenses decreased $0.1 million, or 2.5%, to $4.8 million in the thirteen week period ended June 26, 2010 compared to $4.9 million in the comparable period of 2009. The decrease was primarily due to a reduction in headcount.

Restaurant Pre-Opening Costs

Restaurant pre-opening costs, which are expensed as incurred, consist of costs incurred prior to opening a new restaurant and are comprised principally of manager salaries, relocation, employee payroll and related training costs for new employees, including practice and rehearsal of service activities, and local marketing costs. Restaurant pre-opening costs also include rent expense during the construction period.

Restaurant pre-opening costs increased $0.5 million to $0.6 million in the thirteen week period ended June 26, 2010 compared to $0.1 million in the comparable period of 2009. The increase in restaurant pre-opening costs was due to the timing of restaurant openings. We opened two restaurants in the second quarter of fiscal 2010 and no restaurants in the comparable period of 2009.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets, software and non-transferable liquor license fees.

Depreciation and amortization decreased $0.4 million, or 10.4%, to $3.8 million in the thirteen week period ended June 26, 2010 compared to $4.3 million in the comparable period of 2009. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets written down in fiscal 2009.

Impairment, Restructuring and Other Charges

Impairment, restructuring and other charges of $0.4 million in the thirteen week period ended June 27, 2009 primarily related to severance costs and other termination benefits paid to employees.

Operating Income, Interest Expense, Net, Other Expense, Net, Income Tax Expense (Benefit) and Net income

	Thirteen week period ended		Dollar Change	% Change
(dollars in thousands)	June 27, 2009	June 26, 2010
Operating income	$1,606	$1,912	$306	19.1%
Interest expense, net	469	401	(68)	(14.5)%
Other expense, net	13	—	(13)	(100.0)%
Income tax expense (benefit)	(64)	227	291	*
Net income	1,188	1,284	96	8.1%

*	Not meaningful

Operating Income

Operating income increased $0.3 million, or 19.1%, to $1.9 million in the thirteen week period ended June 26, 2010 compared to $1.6 million in the comparable period of 2009 as the decrease in revenues was more than offset by the decreases in total costs and expenses.

Income Tax Expense (Benefit)

Our effective tax rate was an expense of 15.0% in the thirteen week period ended June 26, 2010 and a benefit of 5.7 % in the comparable period of 2009. The effective tax rate in fiscal 2010 is expected to be positively affected by the utilization of net operating loss carryforward credits for which no benefit had previously been recognized. The effective tax rate in the fiscal 2009 period was positively affected by a tax benefit related to our Canadian subsidiary.

Net Income

Net income increased $0.1 million, or 8.1%, to $1.3 million in the thirteen week period ended June 26, 2010 compared to $1.2 million in the comparable period of 2009 as the decrease in revenues was more than offset by the decreases in total costs and expenses.

Twenty-six Week Period Ended June 27, 2009 Compared to Twenty-six Week Period Ended June 26, 2010

The following are results of our financial performance for the twenty-six week period ended June 26, 2010 compared to the twenty-six week period ended June 27, 2009:

•	Revenues decreased 5.5% to $174.6 million from $184.6 million;

•	Comparable restaurant sales decreased 7.0%;

•	Comparable restaurant traffic decreased 5.4%;

•	Operating income increased to $1.8 million from $0.8 million;

•	Net income increased to $0.8 million from $44,000; and

•	Diluted net income per share increased to $0.06 per share from $0.00 per share.

	Twenty-six week period ended (1)
	June 27, 2009		June 26, 2010
(dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$184,636	100.0%	$174,555	100.0%
Restaurant operating costs:
Food and beverage	55,214	29.9	52,680	30.2
Labor	60,757	32.9	57,560	33.0
Operating	28,498	15.4	25,453	14.6
Occupancy	18,990	10.3	18,544	10.6

Total restaurant operating costs	163,459	88.5	154,237	88.4
General and administrative expenses	10,793	5.8	9,731	5.6
Restaurant pre-opening costs	641	0.3	1,133	0.6
Depreciation and amortization	8,373	4.5	7,659	4.4
Impairment, restructuring and other charges	552	0.3	—	—

Total costs and expenses	183,818	99.6	172,760	99.0

Operating income	818	0.4	1,795	1.0
Interest expense, net	847	0.5	806	0.5
Other expense, net	27	—	—	—

Income (loss) before income taxes	(56)	—	989	0.6
Income tax expense (benefit)	(100)	(0.1)	145	0.1

Net income	$44	—%	$844	0.5%

Basic net income per share	$—		$0.06

Diluted net income per share	$—		$0.06

Shares used in per share calculations:
Basic	14,750		14,795

Diluted	14,763		14,929

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Twenty-six week period ended		Dollar Change	% Change
(dollars in thousands)	June 27, 2009	June 26, 2010
Revenues	$184,636	$174,555	$(10,081)	(5.5)%

Restaurant operating costs:
Food and beverage	$55,214	$52,680	$(2,534)	(4.6)%
Labor	60,757	57,560	(3,197)	(5.3)%
Operating	28,498	25,453	(3,045)	(10.7)%
Occupancy	18,990	18,544	(446)	(2.3)%

Total restaurant operating costs	$163,459	$154,237	$(9,222)	(5.6)%

	Twenty-six week period ended
	June 27, 2009	June 26, 2010
Store operating weeks	2,404	2,418
Number of company owned restaurants operating during the period	92	95

Revenues

Revenues decreased $10.1 million, or 5.5%, to $174.6 million in the twenty-six week period ended June 26, 2010 compared to $184.6 million in the comparable period of 2009. The decrease in revenues was primarily due to the decline in comparable restaurant sales driven by decreases in traffic of 5.4 % and net pricing and product mix of 1.6%. Revenues were positively affected by the increase in store operating weeks as a result of the addition of restaurants in the fiscal 2010 period compared to the fiscal 2009 period.

Food and Beverage Costs

Food and beverage costs decreased $2.5 million, or 4.6%, to $52.7 million in the twenty-six week period ended June 26, 2010 compared to $55.2 million in the comparable period of 2009. The decrease in food and beverage costs was primarily due to lower restaurant sales. The increase in food and beverage costs as a percentage of revenues was due to increases in commodity prices on seafood and our strategic initiative to offer more attractively priced wines to better connect with our guest and expand our guest population.

Labor Costs

Labor costs decreased $3.2 million, or 5.3%, to $57.6 million in the twenty-six week period ended June 26, 2010 compared to $60.8 million in the comparable period of 2009. The decrease in labor costs was primarily due to a decrease in staffing hours as a result of our sales decline, as well as lower bonus expense in the fiscal 2010 period compared to the fiscal 2009 period. We are typically able to increase or decrease our workforce hours as needed, which allows us to match a significant portion of our labor costs with fluctuations in revenue. These factors were partially offset by increases in workers’ compensation expense.

Operating Costs

Operating costs decreased $3.0 million, or 10.7%, to $25.5 million in the twenty-six week period ended June 26, 2010 compared to $28.5 million in the comparable period of 2009. The decrease in operating costs, both in dollars and as a percentage of revenues, was primarily due to lower janitorial costs as restaurants continued to see benefit from in-house janitor labor compared to outsourced labor and lower utility and laundry costs.

Occupancy Costs

Occupancy costs decreased $0.4 million, or 2.3%, to $18.5 million in the twenty-six week period ended June 26, 2010 compared to $19.0 million in the comparable period of 2009. The decrease in occupancy costs was primarily due to lower percentage rent as a result of decreased sales, decreased base rent and common area maintenance charges on certain renegotiated leases partially offset by an overall increase in leases as additional restaurants were opened. The increase in occupancy costs as a percentage of revenues occurs since a significant portion of our occupancy costs are fixed and, accordingly, as revenues decrease, occupancy costs as a percentage of revenues increases.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

	Twenty-six week period ended		Dollar Change	% Change
(dollars in thousands)	June 27, 2009	June 26, 2010
General and administrative expenses	$10,793	$9,731	$(1,062)	(9.8)%
Restaurant pre-opening costs	641	1,133	492	76.8%
Depreciation and amortization	8,373	7,659	(714)	(8.5)%
Impairment, restructuring and other charges	552	—	(552)	(100.0%)

General and Administrative Expenses

General and administrative costs decreased $1.1 million, or 9.8%, to $9.7 million in the twenty-six week period ended June 26, 2010 compared to $10.8 million in the comparable period of 2009. The decrease in general and administrative expenses was primarily due to decreases in travel costs, legal and consulting fees and reductions in headcount as a result of cost saving initiatives.

Restaurant Pre-Opening Costs

Restaurant pre-opening costs increased $0.5 million, or 76.8%, to $1.1 million in the twenty-six week period ended June 26, 2010 compared to $0.6 million in the comparable period of 2009. The increase in restaurant pre-opening costs was due to the timing of restaurant openings. We opened three restaurants in the first twenty-six weeks of fiscal 2010 compared to the opening of two restaurants in the first twenty-six weeks of fiscal 2009.

Depreciation and Amortization

Depreciation and amortization decreased $0.7 million, or 8.5%, to $7.7 million in the twenty-six week period ended June 26, 2010 compared to $8.4 million in the comparable period of 2009. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets written down fiscal 2009.

Impairment, Restructuring and Other Charges

Impairment, restructuring and other charges of $0.6 million in the twenty-six week period ended June 27, 2009 primarily related to severance costs and other termination benefits paid to employees.

Operating Income, Interest Expense, Net, Other Expense, Net, Income Tax Expense (Benefit) and Net income

	Twenty-six week period ended		Dollar Change	% Change
(dollars in thousands)	June 27, 2009	June 26, 2010
Operating income	$818	$1,795	$977	119.4%
Interest expense, net	847	806	(41)	(4.8)%
Other expense, net	27	—	(27)	(100.0)%
Income tax expense (benefit)	(100)	145	245	*
Net income	44	844	800	*

*	Not meaningful

Operating Income

Operating income increased $1.0 million, or 119.4%, to $1.8 million in the twenty-six week period ended June 26, 2010 compared to $0.8 million in the comparable period of 2009 as the decrease in revenues was more than offset by the decreases in total costs and expenses.

Income Tax Expense (Benefit)

Our effective tax rate was an expense of 14.7% in the first twenty-six weeks of fiscal 2010 and a benefit of 178.6% in the first twenty-six weeks of fiscal 2009. The effective tax rate in fiscal 2010 is expected to be positively affected by the utilization of net operating loss carryforward credits for which no benefit had previously been recognized. The effective tax rate in the fiscal 2009 period was positively affected by a tax benefit related to our Canadian subsidiary.

Net Income

Net income increased to $0.8 million in the twenty-six week period ended June 26, 2010 compared to $44,000 in the comparable period of 2009 as the decrease in revenues was more than offset by the decreases in total costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under our credit facility. Our main sources of cash have been net cash provided by operating activities, borrowings under our credit facility, cash from tenant improvement allowances and issuances of common stock. The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows.

	Twenty-six week period ended
(dollars in thousands)	June 27, 2009	June 26, 2010
Net cash provided by operating activities	$8,565	$4,775
Net cash used in investing activities	(4,206)	(7,591)
Net cash provided by (used in) financing activities	(2,443)	825
Effect of exchange rate changes on cash and cash equivalents	113	26

Net increase (decrease) in cash and cash equivalents	$2,029	$(1,965)

We had a working capital deficit of $13.2 million at June 26, 2010 compared to $16.6 million at December 26, 2009 and our current ratio was 0.66 at June 26, 2010 compared to 0.64 at December 26, 2009. We utilize our credit facility to cover working capital shortfalls by drawing on our facility daily as needed and then repaying promptly as funds become available.

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction and pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next twelve months from June 26, 2010.

Net cash provided by operating activities of $4.8 million in the twenty-six week period ended June 26, 2010 was primarily a result of net income of $0.8 million, non-cash expenses of $8.3 million and changes in our operating assets and liabilities.

Net cash used in investing activities in the twenty-six week period ended June 26, 2010 was $7.6 million and primarily consisted of capital expenditures of $7.1 million. Cash was used primarily for equipment purchases, the purchase of leasehold assets and construction costs related to new restaurant openings and to upgrade and add capacity to existing restaurants. During the twenty-six week period ended June 26, 2010, we opened three new restaurants.

Net cash provided by financing activities was $0.8 million in the twenty-six week period ended June 26, 2010 and consisted primarily of net borrowings on our revolving credit facility. We utilize our revolving credit facility to fund our construction of new restaurants, remodeling of existing restaurants, as well as fund our ongoing operations.

We have a $90 million revolving credit facility, with an additional $50.0 million available at our request if specified conditions are met. As of June 26, 2010, we had $14.0 million outstanding on the facility at an effective interest rate of 2.98%. Under the revolving credit facility agreement, we are subject to certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. We are in compliance with these covenants as of June 26, 2010. Amounts outstanding under the revolving credit facility agreement are collateralized by the stock of our subsidiaries and mature on December 28, 2012.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform as required pursuant to the requirements of an underlying agreement for the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of June 26, 2010, the maximum exposure under these standby letters of credit was $2.9 million.

At June 26, 2010 there was $73.1 million available for future borrowings under the revolving credit facility.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of June 26, 2010 we had not repurchased any shares.

SEASONALITY

Our business is subject to seasonal fluctuations. Historically, sales are highest in the fourth quarter. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 26, 2009, which was filed with the Securities and Exchange Commission on March 8, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that will have a material effect on our results of operations, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our Form 10-K for the year ended December 26, 2009, which was filed with the Securities and Exchange Commission on March 8, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”), which are designed to ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer have concluded as of the end of the period covered by this report, that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 26, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended June 26, 2010, management determined that our consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2009 and the thirteen week period and fiscal year ended December 26, 2009 were affected by an error in the recording of gift card breakage income and that a restatement was needed. As disclosed in Note 8 to Condensed Consolidated Financial Statements, the accounts impacted were revenues, accrued liabilities and the related impact on our income tax accounts.

In connection with this restatement management has reassessed the company’s controls and procedures including internal control over financial reporting and determined that a material weakness exists.

Management concluded that a key internal control, providing for the review of the gift card account reconciliation, was not properly designed or operating effectively. Specifically, the reconciliation of the gift card discount account was not designed to match breakage dates associated with the corresponding breakage income on discounted gift cards which affected the accuracy of our reported revenues and gift card liability. Additionally, the quality of the independent review was not effective. Consequently, the company did not timely identify the gift card breakage error that first became material in the third quarter of fiscal year 2009.

Based on the above findings, management performed an in-depth review of all account reconciliations during the second quarter of fiscal year 2010 and found no other material weaknesses, significant deficiencies or deficiencies in internal controls.

Remediation Plan

Management has taken immediate action to remediate the material weakness identified. First, the reconciliation of the gift card discount account has been redesigned to properly capture the breakage dates of discounted gift cards. Additionally, a more robust account analytic has been added to our monthly closing process to identify unusual trends in the gift card discount account. The company has also strengthened the process of reviewing the account reconciliations and is in the process of hiring a new accounting manager with more extensive technical accounting knowledge. Until management has satisfactorily completed its testing of the new controls, it has not concluded that the material weakness noted above has been remediated. However, we do believe these enhancements to our system of internal controls are adequate to provide reasonable assurance that the control objectives will be met.

Changes in Internal Control Over Financial Reporting

As described above, there have been changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal 2008, we initiated litigation to contest the insurer’s conclusion.

Item 1A. Risk Factors

Continued or worsening economic conditions and disruptions in the financial markets may adversely impact our business and results of operations, including potential impairment of the long-lived assets of our restaurants, and could increase our cost of borrowing.

The restaurant industry is being adversely affected by economic factors, including changes in national, regional and local economic conditions, employment levels and consumer spending patterns. The increased concerns about the economy and financial markets have reduced consumer confidence and decreased restaurant traffic, particularly at upscale restaurants, which is harmful to our business and results of operations. If these conditions continue or worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

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

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our guests or employees, including personal injury claims, contract claims and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class-action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time. In 2007, we incurred a $2.2 million charge for a class action legal settlement relating to an employment claim. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We may incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

The results achieved by our restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. New restaurants we open may not have operating results similar to those of previously opened restaurants. The failure of restaurants to perform as predicted could result in an impairment charge, which could negatively impact our results of operations.

Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our planned growth.

Our growth strategy depends in large part on our ability to open new restaurants and to operate these restaurants profitably. Delays or failures in opening new restaurants could impair our ability to meet our growth objectives. We have, in the past, experienced delays in restaurant openings and may experience similar delays in the future. Our ability to expand our business successfully will depend upon numerous factors, including:

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

•

the ability of real estate developers, landlords and co-tenants to meet commitments to fill space in developments where our restaurants are to be located, which would positively affect guest traffic to our planned restaurants;

•	successfully promoting our new restaurants and competing in the markets in which our new restaurants are located; and

•	general economic conditions.

Some of these factors are beyond our control. We may not be able to achieve our expansion goals and our new restaurants may not be able to achieve operating results similar to those of our existing restaurants. Due to the economic outlook, we opened two restaurants in 2009 and three in 2010 to date, which is fewer than in the last several years.

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

•

the ability of real estate developers, landlords and co-tenants, to meet commitments to fill space in developments where our restaurants are to be located, which would affect guest traffic to our restaurants; and

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

We opened twelve company-owned restaurants and acquired five The Boathouse restaurants in 2007, and, in 2008 we opened eleven company-owned restaurants. We opened two company-owned restaurants in 2009 and three during the first two quarters of 2010. Our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

As of June 26, 2010, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, fourteen in California, and seven the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

We may seek to selectively acquire existing restaurants and integrate them into our business operations. Achieving the expected benefits of any restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration includes:

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

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

Date: August 4, 2010