Form 10-Q/A
period 2009-09-26
McCormick & Schmicks Seafood Restaurants Inc.
filed 2010-08-20
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009 to restate our unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine week periods ended September 26, 2009 (the “Restated Periods”).

In preparing our condensed consolidated financial statements for the quarter ended June 26, 2010, we identified an error in our accounting for discounted gift cards. We sell a portion of our gift cards at a discount to certain wholesale retailers and recognize revenue based on the discounted amount when the gift card is redeemed or when we determine the likelihood of redemption is remote (breakage). Since we began selling discounted gift cards, we have not accounted for discounted gift card breakage properly. We erroneously recognized gift card breakage revenues related to the discounted cards at the full face value of the card, rather than at the discounted amount. This error is only material for those periods that are being restated. The error resulted in revenues being overstated for the thirteen and thirty-nine week periods ended September 26, 2009 and the thirteen week period and fiscal year ended December 26, 2009 by the amount of the discount. The error also affected the income tax expense (benefit), net income (loss) and net income (loss) per share for these periods as well as certain balance sheet accounts as of September 26, 2009 and December 26, 2009. The error did not affect cash or previously reported total cash flows from operating, investing or financing activities.

In addition to the restated unaudited condensed consolidated financial information for the Restated Periods, this Quarterly Report on Form 10-Q/A also contains revised financial discussion and analysis regarding the Restated Periods. This revised disclosure is contained in Part I - “Item 1: Note 13 - Restatement – Gift Card Revenue Accounting,” “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 4: Controls and Procedures - Restated” and Part II - “Item 6: Exhibits.”

Contemporaneously with the filing of this Form 10-Q/A, we are also filing with the Securities and Exchange Commission an amendment to our Annual Report on Form 10-K for the year ended December 26, 2009.

In accordance with SEC regulations, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer were executed in connection with this Amendment and have been filed as exhibits to this Amendment.

This Form 10-Q/A is as of the original filing date of the Form 10-Q and does not reflect events other than the restatement disclosed in Note 13 of the Notes to Condensed Consolidated Financial Statements that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

McCormick & Schmick’s Seafood Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets - Unaudited

(In thousands, except per share data)

	December 27, 2008	September 26, 2009
		Restated (1)
Assets
Current assets:
Cash and cash equivalents	$4,428	$4,974
Trade accounts receivable, net	9,283	7,441
Tenant improvement allowance receivables	2,344	55
Income tax receivable	3,789	567
Inventories	6,028	5,286
Prepaid expenses and other current assets	2,690	3,509
Deferred income taxes	97	—

Total current assets	28,659	21,832

Property and equipment, net	185,171	178,741
Other assets	3,689	3,661

Total assets	$217,519	$204,234

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,919	$15,484
Accrued expenses	31,361	21,714

Total current liabilities	50,280	37,198

Revolving credit facility	24,000	18,500
Deferred rent and other long-term liabilities	33,158	35,671
Capital lease obligations	2,526	2,895
Deferred income taxes	1,760	1,598

Total liabilities	111,724	95,862

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value, 120,000 shares authorized, 14,721 and 14,785 shares issued and outstanding	15	15
Additional paid-in-capital	148,030	148,531
Accumulated other comprehensive loss	(1,675)	(653)
Accumulated deficit	(40,575)	(39,521)

Total stockholders’ equity	105,795	108,372

Total liabilities and stockholders’ equity	$217,519	$204,234

(1)	See Note 13, “Restatement - Gift Card Revenue Accounting” of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Thirteen Week Period Ended		For the Thirty-Nine Week Period Ended
	September 27, 2008	September 26, 2009	September 27, 2008	September 26, 2009
		Restated (1)		Restated (1)
Revenues	$99,897	$85,984	$291,937	$270,620
Restaurant operating costs:
Food and beverage	30,117	25,053	88,226	80,267
Labor	32,403	27,761	94,895	88,518
Operating	15,674	13,131	45,559	41,629
Occupancy	9,263	9,200	27,358	28,190

Total restaurant operating costs	87,457	75,145	256,038	238,604

General and administrative expenses	5,169	4,826	15,881	15,619
Restaurant pre-opening costs	1,460	109	3,335	750
Depreciation and amortization	3,932	4,241	10,978	12,614
Impairment, restructuring and other charges (Note 11)	—	42	452	594

Total costs and expenses	98,018	84,363	286,684	268,181

Operating Income	1,879	1,621	5,253	2,439

Interest expense, net	278	469	694	1,316
Other income, net	(50)	(37)	(308)	(10)

Income before income taxes	1,651	1,189	4,867	1,133
Income tax expense	291	179	1,032	78

Net income	$1,360	$1,010	$3,835	$1,055

Basic net income per share	$0.09	$0.07	$0.26	$0.07

Diluted net income per share	$0.09	$0.07	$0.26	$0.07

Shares used in per share calculations:
Basic	14,716	14,785	14,702	14,764

Diluted	14,721	14,848	14,705	14,780

(1)	See Note 13, “Restatement - Gift Card Revenue Accounting” of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Thirty-Nine Week Period Ended
	September 27, 2008	September 26, 2009
		Restated (1)
Cash flows from operating activities:
Net income	$3,835	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,978	12,614
Deferred income taxes	886	132
Share-based compensation	829	559
Impairment, restructuring and other charges	—	277
Changes in operating assets and liabilities:
Trade accounts receivable, net	401	1,880
Tenant improvement allowance receivables	2,929	2,289
Income tax receivable	1,527	3,135
Inventories	(318)	770
Prepaid expenses and other current assets	(1,660)	(810)
Accounts payable	(1,271)	(3,486)
Accrued expenses	(5,389)	(10,168)
Other long-term liabilities	2,029	2,187

Net cash provided by operating activities	14,776	10,434

Cash flows from investing activities:
Purchase of property and equipment	(38,491)	(4,983)
Additions to other assets	(367)	(185)

Net cash used in investing activities	(38,858)	(5,168)

Cash flows from financing activities:
Borrowings made on revolving credit facility	106,000	95,000
Payments made on revolving credit facility	(91,500)	(100,500)
Payments made on capital lease obligations	(28)	(31)
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	6,029	675
Deemed landlord financing payments	(50)	(179)
Tax effect of share based compensation	(69)	—
Issuance of restricted stock	—	21

Net cash provided by (used in) financing activities	20,382	(5,014)

Effect of exchange rate changes	(70)	294

Increase (decrease) in cash and cash equivalents	(3,770)	546

Cash and cash equivalents:
Beginning of period	7,343	4,428

End of period	$3,573	$4,974

Supplemental Cash Flow Information:
Cash paid for interest	$755	$1,127
Cash (paid for) received from income taxes, net	$(648)	$3,049

(1)	See Note 13, “Restatement - Gift Card Revenue Accounting” of the Notes to the Consolidated Financial Statements.

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

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Stock Compensation(1)	Total Shares	Aggregate Intrinsic Value
Outstanding at December 27, 2008	319,311	$12.62	115,388	—	434,699
Awards granted	250,000	3.92	—	5,105	255,105	$1,091,453
Awards exercised	—	—	66,090	5,105	71,195	359,184
Awards forfeited	19,399	18.55	12,397	—	31,796	100,664

Outstanding at September 26, 2009	549,912	8.46	36,901	—	586,813	$1,349,636

Exercisable at September 26, 2009	244,913	$12.19	—	—	244,913

(1)	Directors may elect to receive their cash compensation for service as a director in the form of company stock, with the number of shares to be received determined by the closing price of the Company stock at the end of each fiscal quarter related to that quarter’s Board fee payments. A total of 5,105 shares were issued to board members for services in the quarter ended March 28, 2009 based on a price per share of $4.16.

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

The following table summarizes additional information about stock options outstanding at September 26, 2009.

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.92 - $26.81	549,912	6.8	$8.46	244,913	$12.19

As of September 26, 2009, unamortized compensation expense related to stock options and restricted stock under the Plan was $0.9 million.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock awards for the thirteen and thirty-nine week periods ended September 27, 2008 and September 26, 2009 (in thousands).

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 27, 2008	September 26, 2009	September 27, 2008	September 26, 2009
Labor	$2	$—	$7	$—
General and administrative	304	80	822	528

Share-based compensation expense included in total costs and expenses	306	80	829	528
Income tax benefit related to share-based compensation	118	26	318	200

Share-based compensation expense, net of tax	$188	$54	$511	$328

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

8. Comprehensive Income

The components of comprehensive income for the thirteen and thirty-nine week periods ended September 27, 2008 and September 26, 2009 are as follows (in thousands):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 27, 2008	September 26, 2009	September 27, 2008	September 26, 2009
		Restated		Restated
Net income	$1,360	$1,010	$3,835	$1,055
Other comprehensive income (loss) – foreign currency translation	(476)	537	(1,118)	1,022

Total comprehensive income	$884	$1,547	$2,717	$2,077

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

13. Restatement - Gift Card Revenue Accounting

In conjunction with the preparation of the condensed consolidated financial statements for the quarter ended June 26, 2010, Company management identified an error in the accounting for discounted gift cards that resulted in an overstatement of revenue and understatement of gift card liabilities. As a result of the error, on July 28, 2010 the Audit Committee of the Company’s Board of Directors, upon the recommendation of management, concluded that the Company should restate its consolidated financial statements for the thirteen and thirty-nine week periods ended September 26, 2009.

In accordance with the Company’s revenue recognition policies, revenue from gift cards is recognized when the gift card is redeemed or the likelihood of the gift card being redeemed is determined to be remote (gift card breakage). The Company sells a portion of its gift cards at a discount to certain wholesale retailers and recognizes revenue based on the discounted amount at the time of redemption or breakage. Since the Company began selling discounted gift cards, it has not accounted for discounted gift card breakage properly. The Company erroneously recognized gift card breakage revenues related to the discounted cards at the full face value of the card, rather than at the discounted amount. This error is only material for those periods that are being restated. The error resulted in revenues being overstated for the thirteen and thirty-nine week periods ended September 26, 2009 by the amount of the discount. The error also affected the income tax expense, net income and net income per share for these periods as well as certain balance sheet accounts as of September 26, 2009. The error did not affect cash or previously reported total cash flows from operating, investing or financing activities.

The following tables present the impact of the correction of the error on the consolidated statements for the thirteen and thirty-nine week periods ended September 26, 2009.

(In thousands, except per share amounts)

	Thirteen week period ended September 26, 2009 (unaudited)
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenues	$86,312	$(328)	$85,984
Income before income taxes	1,517	(328)	1,189
Income tax expense	206	(27)	179
Net income	1,311	(301)	1,010
Net income per share - basic	0.09	(0.02)	0.07
Net income per share - diluted	$0.09	$(0.02)	$0.07

	Thirty-nine week period ended September 26, 2009 (unaudited)
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenues	$270,948	$(328)	$270,620
Income before income taxes	1,461	(328)	1,133
Income tax expense	105	(27)	78
Net income	1,356	(301)	1,055
Net income per share - basic	0.09	(0.02)	0.07
Net income per share - diluted	$0.09	$(0.02)	$0.07

Condensed Consolidated Statement of Cash Flows
Net income	$1,356	$(301)	$1,055
Income tax receivable	3,162	(27)	3,135
Accrued expenses	$(10,496)	$328	$(10,168)

	September 26, 2009 (unaudited)
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Income tax receivable	$540	$27	$567
Total current assets	21,805	27	21,832
Total assets	204,207	27	204,234
Accrued expenses	21,386	328	21,714
Total liabilities	95,534	328	95,862
Accumulated deficit	(39,220)	(301)	(39,521)
Total stockholders’ equity	108,673	(301)	108,372
Total liabilities and stockholders’ equity	$204,207	$27	$204,234

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Amended Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2008 contained in our 2008 Annual Report on Form 10-K.

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

Restatement - Gift Card Revenue Accounting

In conjunction with the preparation of the condensed consolidated financial statements for the quarter ended June 26, 2010, Company management identified an error in the accounting for discounted gift cards that resulted in an overstatement of revenue and understatement of gift card liabilities. As a result of the error, on July 28, 2010 the Audit Committee of the Company’s Board of Directors, upon the recommendation of management, concluded that the Company should restate its consolidated financial statements for the thirteen and thirty-nine week periods ended September 26, 2009 and the thirteen week period and fiscal year ended December 26, 2009.

Summary of the Restatement Adjustments

For the thirteen weeks ended September 26, 2009, as shown in the table below, restated revenues are $86.0 million compared to previously reported revenues of $86.3 million and net income per share decreased to $0.07 from $0.09. The restatement adjustments did not affect cash or previously reported total cash flows from operating, investing or financing activities. See Note 13 to the notes to the condensed consolidated financial statements for more information.

In thousands, except per share amounts)

	Thirteen week period ended September 26, 2009 (unaudited)
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenues	$86,312	$(328)	$85,984
Income before income taxes	1,517	(328)	1,189
Income tax expense	206	(27)	179
Net income	1,311	(301)	1,010
Net income per share - basic	0.09	(0.02)	0.07
Net income per share - diluted	$0.09	$(0.02)	$0.07

	Thirty-nine week period ended September 26, 2009 (unaudited)
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenues	$270,948	$(328)	$270,620
Income before income taxes	1,461	(328)	1,133
Income tax expense	105	(27)	78
Net income	1,356	(301)	1,055
Net income per share – basic	0.09	(0.02)	0.07
Net income per share - diluted	$0.09	$(0.02)	$0.07

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

Financial Performance Overview

The following are results of our financial performance for the thirteen week period ended September 26, 2009 compared to the thirteen week period ended September 27, 2008:

•	Revenues decreased 13.9% to $86.0 million from $99.9 million

•	Comparable restaurant sales decreased 18.8%

•	Comparable restaurant traffic decreased 14.2%

•	Restaurant pre-opening costs decreased to $0.1 million from $1.5 million

•	Operating income was $1.6 million compared to $1.9 million

•	Net income decreased to $1.0 million from $1.4 million

•	Diluted earnings per share was $0.07 compared to $0.09

Thirteen Week Period Ended September 27, 2008 Compared to Thirteen Week Period Ended September 26, 2009

The following table sets forth our operating results from our unaudited condensed consolidated statements of income.

	Thirteen Week Period Ended
	September 27, 2008		September 26, 2009
			Restated
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$99,897	100.0%	$85,984	100.0%
Restaurant operating costs:
Food and beverage	30,117	30.1	25,053	29.1
Labor	32,403	32.4	27,761	32.3
Operating	15,674	15.7	13,131	15.3
Occupancy	9,263	9.3	9,200	10.7

Total restaurant operating costs	87,457	87.5	75,145	87.4
General and administrative expenses	5,169	5.2	4,826	5.6
Restaurant pre-opening costs	1,460	1.5	109	0.1
Depreciation and amortization	3,932	3.9	4,241	4.9
Impairment, restructuring and other charges	—	—	42	—

Total costs and expenses	98,018	98.1	84,363	98.1

Operating income	1,879	1.9	1,621	1.9
Interest expense, net	278	0.3	469	0.5
Other income, net	(50)	(0.1)	(37)	—

Income before income taxes	1,651	1.7	1,189	1.4
Income tax expense	291	0.3	179	0.2

Net income	$1,360	1.4%	$1,010	1.2%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited condensed consolidated statements of income.

	Thirteen Week Period Ended
(Dollars in thousands)	September 27, 2008	September 26, 2009	Dollar Change	% Change
		Restated
Revenues	$99,897	$85,984	$(13,913)	(13.9)%

Restaurant operating costs:
Food and beverage	$30,117	$25,053	$(5,064)	(16.8)%
Labor	32,403	27,761	(4,642)	(14.3)%
Operating	15,674	13,131	(2,543)	(16.2)%
Occupancy	9,263	9,200	(63)	(0.7)%

Total restaurant operating costs	$87,457	$75,145	$(12,312)	(14.1)%

Revenues. Revenues decreased $13.9 million, or 13.9%, to $86.0 million in the thirteen week period ended September 26, 2009 from $99.9 million in the thirteen week period ended September 27, 2008. The decrease was primarily due to an 18.8% decrease in comparable restaurants sales, which was partially offset by increased sales by restaurants not included in the comparable base. We had a total of 1,196 store operating weeks for the quarter ended September 26, 2009 compared to a total of 1,123 store operating weeks for the quarter ended September 27, 2008. The decrease in comparable restaurant sales of 18.8% was a result of a 14.2% decrease in traffic, which was coupled with a net decrease in pricing and product mix of 4.6%. The decrease in our net pricing and product mix is a result of our strategic initiative to increase the value proposition for our guests and drive traffic by decreasing our average check.

Food and Beverage Costs. Food and beverage costs decreased $5.1 million, or 16.8%, to $25.1 million in the thirteen week period ended September 26, 2009 from $30.1 million in the thirteen week period ended September 27, 2008. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 29.1% in the thirteen week period ended September 26, 2009 from 30.1% in the thirteen week period ended September 27, 2008, primarily due our overall increased focus on operating efficiencies related to food costs.

Labor Costs. Labor costs decreased $4.6 million, or 14.3%, to $27.8 million in the thirteen week period ended September 26, 2009 from $32.4 million in thirteen week period ended September 27, 2008, primarily due to decreases in staffing as a result of declines in guest traffic. Labor costs as a percentage of revenues decreased to 32.3% in the thirteen week period ended September 26, 2009 from 32.4% in the thirteen week period ended September 27, 2008, primarily due to lower employee benefit costs, partially offset by deleveraging of fixed labor costs due to the lower sales volumes. During the thirteen week period ended September 26, 2009, we have maintained our commitment not to impact the guest experience, resulted in deleveraging in hourly labor costs as a percentage of revenues. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs decreased $2.5 million, or 16.2%, to $13.1 million in the thirteen week period ended September 26, 2009 from $15.7 million in the thirteen week period ended September 27, 2008. This decrease was primarily due to lower advertising, janitorial and utilities costs as a result of our cost saving initiatives implemented throughout the fiscal year 2009. Operating costs as a percentage of revenues decreased to 15.3% in the thirteen week period ended September 26, 2009 from 15.7% in the thirteen week period ended September 27, 2008, primarily due to lower janitorial and advertising costs as a percentage of revenues.

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

	Thirteen Week Period Ended
(Dollars in thousands)	September 27, 2008	September 26, 2009	Dollar Change	% Change
General and administrative expense	$5,169	$4,826	$(343)	(6.6)%
Restaurant pre-opening costs	1,460	109	(1,351)	(92.5)%
Depreciation and amortization	3,932	4,241	309	7.9%
Impairment, restructuring and other charges	—	42	42	—

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

	Thirteen Week Period Ended
(Dollars in thousands)	September 27, 2008	September 26, 2009	Dollar Change	% Change
		Restated
Interest expense, net	$278	$469	$191	68.7%
Other income, net	(50)	(37)	(13)	(26.0)%

Income before income taxes	$1,651	$1,189	$(462)	(28.0)%
Income tax expense	291	179	(112)	(38.5)%

Net income	$1,360	$1,010	$(350)	(25.7)%

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

Income Tax Expense. Our effective tax rate from continuing operations, including discrete items was 15.1% for the thirteen week period ended September 26, 2009, compared to 17.6% for the thirteen week period ended September 27, 2008. We maintain a valuation allowance related to deferred tax assets since we believe realization is uncertain. Any change in our deferred tax asset position is offset by a similar change in the valuation allowance. Due to our projection of modest taxable income for the year in certain taxing jurisdictions, and due to the expected decrease in our deferred tax assets and corresponding change in the valuation allowance, our effective annual tax rate is expected to be between 5% and 10%.

Net Income. Net income decreased $0.4 million, or 25.7%, to $1.0 million in the thirteen week period ended September 26, 2009 from $1.4 million in the thirteen week period ended September 27, 2008, primarily due to a decrease in comparable restaurant sales of 18.8%, partially offset by decreases in previously discussed line items.

Thirty-nine Week Period Ended September 27, 2008 Compared to Thirty-nine Week Period Ended September 26, 2009

The following are results of our financial performance for the thirty-nine week period ended September 26, 2009 compared to the thirty-nine week period ended September 27, 2008:

•	Revenues decreased 7.3% to $270.6 million from $291.9 million

•	Comparable restaurant sales decreased 16.5%

•	Comparable restaurant traffic decreased 15.6%

•	Restaurant pre-opening costs decreased to $0.8 million from $3.3 million

•	Operating income decreased to $2.4 million from $5.3 million

•	Net income decreased to $1.1 million from $3.8 million

•	Diluted earnings per share decreased to $0.07 from $0.26

The following table sets forth our operating results from our unaudited consolidated statements of income.

	Thirty-Nine Week Period Ended
	September 27, 2008		September 26, 2009
			Restated
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$291,937	100.0%	$270,620	100.0%
Restaurant operating costs:
Food and beverage	88,226	30.2	80,267	29.7
Labor	94,895	32.5	88,518	32.7
Operating	45,559	15.6	41,629	15.4
Occupancy	27,358	9.4	28,190	10.4

Total restaurant operating costs	256,038	87.7	238,604	88.2
General and administrative expenses	15,881	5.4	15,619	5.8
Restaurant pre-opening costs	3,335	1.1	750	0.3
Depreciation and amortization	10,978	3.8	12,614	4.7
Impairment, restructuring and other charges	452	0.2	594	0.2

Total costs and expenses	286,684	98.2	268,181	99.1

Operating income	5,253	1.8	2,439	0.9
Interest expense, net	694	0.2	1,316	0.5
Other income, net	(308)	(0.1)	(10)	—

Income before income taxes	4,867	1.7	1,133	0.4
Income tax expense	1,032	0.4	78	—

Net income	$3,835	1.3%	$1,055	0.4%

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our unaudited consolidated statements of income.

	Thirty-Nine Week Period Ended
(Dollars in thousands)	September 27, 2008	September 26, 2009	Dollar Change	% Change
		Restated
Revenues	$291,937	$270,620	$(21,317)	(7.3)%

Restaurant operating costs:
Food and beverage	$88,226	$80,267	$(7,959)	(9.0)%
Labor	94,895	88,518	(6,377)	(6.7)%
Operating	45,559	41,629	(3,930)	(8.6)%
Occupancy	27,358	28,190	832	3.0%

Total restaurant operating costs	$256,038	$238,604	$(17,434)	(6.8)%

Revenues. Revenues decreased $21.3 million, or 7.3%, to $270.6 million in the thirty-nine week period ended September 26, 2009 from $291.9 million in the thirty-nine week period ended September 27, 2008. This decrease was primarily due to the decrease in comparable restaurant sales of 16.5%, partially offset by the sales generated by the restaurants not included in the comparable base. We had a total of 3,595 store operating weeks for the thirty-nine week period ended September 26, 2009 compared to a total of 3,277 store operating weeks for the thirty-nine week period ended September 27, 2008. The comparable restaurant sales decrease of 16.5% was comprised of a 15.6% decrease in traffic, which was coupled with a net decrease in pricing and product mix of 0.9%. The decrease in our net pricing and product mix is a result of our strategic initiative to increase the value proposition for our guests and drive traffic by decreasing our average check.

Food and Beverage Costs. Food and beverage costs decreased $8.0 million, or 9.0%, to $80.3 million in the thirty-nine week period ended September 26, 2009 from $88.2 million in the thirty-nine week period ended September 27, 2008. This decrease was primarily attributable to the decrease in sales. Food and beverage costs as a percentage of revenues decreased to 29.7% in the thirty-nine week period ended September 26, 2009 from 30.2% in the thirty-nine week period ended September 27, 2008, primarily due to our overall increased focus on operating efficiencies related to food costs.

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

	Thirty-Nine Week Period Ended
(Dollars in thousands)	September 27, 2008	September 26, 2009	Dollar Change	% Change
General and administrative expense	$15,881	$15,619	$(262)	(1.6)%
Restaurant pre-opening costs	3,335	750	(2,585)	(77.5)%
Depreciation and amortization	10,978	12,614	1,636	14.9%
Impairment, restructuring and other charges	452	594	142	31.4%

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

	Thirty-Nine Week Period Ended
(Dollars in thousands)	September 27, 2008	September 26, 2009	Dollar Change	% Change
		Restated
Interest expense, net	$694	$1,316	$622	89.6%
Other income, net	(308)	(10)	(298)	(96.8)%

Income before income taxes	$4,867	$1,133	$(3,734)	(76.7)%
Income tax expense	1,032	78	(954)	(92.4)%

Net income	$3,835	$1,055	$(2,780)	(72.5)%

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

Income Tax Expense. Our estimated effective annualized tax rate from continuing operations, including discrete items, was 6.9% for the thirty-nine week period ended September 26, 2009, as compared to 21.2% for thirty-nine week period ended September 27, 2008. We maintain a valuation allowance related to deferred tax assets since we believe realization is uncertain. Any change in our deferred tax asset position is offset by a similar change in the valuation allowance. Due to our projection of modest taxable income for the year in certain taxing jurisdictions, and due to the expected decrease in our deferred tax assets and corresponding change in the valuation allowance, our effective annual tax rate is expected to be between 5% and 10%.

Net Income. Net income decreased $2.8 million, to $1.1 million, in the thirty-nine week period ended September 26, 2009, from $3.8 million in the thirty-nine week period ended September 27, 2008, primarily due to a decrease in comparable restaurant sales of 16.5%, partially offset by decreases in previously discussed line items.

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

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows:

	Thirty-Nine Week Period Ended
(Dollars in thousands)	September 27, 2008	September 26, 2009
Net cash provided by operating activities	$14,776	$10,434
Net cash used in investing activities	(38,858)	(5,168)
Net cash provided by (used in) financing activities	20,382	(5,014)
Effect of exchange rate changes on cash and cash equivalents	(70)	294

Net increase (decrease) in cash and cash equivalents	$(3,770)	$546

The reduction in net cash provided by operating activities of $4.3 million, to $10.4 million, in the thirty-nine week period ended September 26, 2009 compared to net cash provided by operating activities of $14.8 million in the thirty-nine week period ended September 27, 2008 was primarily due to the reduction in net income between periods of $2.8 million, which was partially offset by an increase in depreciation and amortization of $1.6 million, and a decrease in operating assets and liabilities of $2.5 million.

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

Item 4.	Controls and Procedures - Restated

Evaluation of Disclosure Controls and Procedures

Our management initially evaluated, under the supervision and with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that initial evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of September 26, 2009.

In connection with the restatement described in this Amendment, management re-evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2009 and identified certain control deficiencies as of September 26, 2009 that constituted a material weakness in our internal control over financial reporting. Because of this material weakness, management subsequently concluded that we did not maintain effective disclosure controls and procedures as of September 26, 2009. The accounts impacted were revenues, accrued liabilities and the related impact on our income tax accounts, as well as on our reported net income and net income per share.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Management concluded that a key internal control, providing for the review of the gift card account reconciliation, was not properly designed or operating effectively. Specifically, the reconciliation of the gift card discount account was not designed to match breakage dates associated with the corresponding breakage income on discounted gift cards, which affected the accuracy of our reported revenues and gift card liability. Additionally, the quality of the independent review was not effective. Consequently, we did not timely identify the gift card breakage error that first became material in the third quarter of fiscal year 2009.

Based on the above findings, management re-evaluated our account reconciliation procedures during the second quarter of fiscal year 2010 and has concluded that the condensed consolidated financial statements included in this Quarter Report on Form 10-Q/A are fairly stated, in accordance with accounting principles generally accepted in the United States of America.

For additional information regarding the restatement and the material weakness identified by management, see Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A.

Remediation Plan

No steps were taken to remediate this material weakness during the third quarter ended September 26, 2009 as these circumstances had not yet been identified by management. However, during the second quarter ended June 26, 2010, management took immediate action to remediate the material weakness identified. First, the reconciliation of the gift card discount account was re-designed to properly capture the breakage dates of discounted gift cards. Additionally, a more robust account analytic was added to our monthly closing process to identify unusual trends in the gift card discount account. We also strengthened the process of reviewing the gift card account reconciliations and hired a new accounting manager with more extensive technical accounting knowledge. Until management has satisfactorily completed its testing of the new controls, it will not be able to conclude that the material weakness noted above has been remediated. We believe these enhancements to our system of internal controls will be adequate to provide reasonable assurance that the control objectives will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 26, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, as described above, there have been changes in our internal control over financial reporting during the quarter ended June 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 20, 2010