Form 10-K/A
period 2009-12-26
McCormick & Schmicks Seafood Restaurants Inc.
filed 2010-08-20
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 to restate (a) our consolidated financial statements as of and for the year ended December 26, 2009 and consolidated financial data for the quarterly periods ended September 26, 2009 and December 26, 2009 (the “Restated Periods”) and (b) the Selected Financial Data in Item 6 as of and for the year ended December 26, 2009.

In preparing our condensed consolidated financial statements for the quarter ended June 26, 2010, we identified an error in the accounting for discounted gift cards. We sell a portion of our gift cards at a discount to certain wholesale retailers and recognize revenue based on the discounted amount when the gift card is redeemed or when we determine the likelihood of redemption is remote (breakage). Since we began selling discounted gift cards, we have not accounted for discounted gift card breakage properly. We erroneously recognized gift card breakage revenues related to the discounted cards at the full face value of the card, rather than at the discounted amount. This error is only material for those periods that are being restated. The error resulted in revenues being overstated for the thirteen and thirty-nine week periods ended September 26, 2009 and the thirteen week period and fiscal year ended December 26, 2009 by the amount of the discount. The error also affected the income tax expense (benefit), net income (loss) and net income (loss) per share for these periods as well as certain balance sheet accounts as of September 26, 2009 and December 26, 2009. The error did not affect cash or previously reported total cash flows from operating, investing or financing activities.

In addition to the restated consolidated financial information for the Restated Periods, this Annual Report on Form 10-K/A also contains revised financial discussion and analysis regarding the Restated Periods. This revised disclosure is contained in Part II - “Item 6: Selected Consolidated Financial Data”, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 8: Note 18 Restatement – Gift Card Revenue Accounting” and “Item 9A: Controls and Procedures – Restated” and Part IV - “Item 15: Exhibits and Financial Statement Schedules”.

Contemporaneously with the filing of this Form 10-K/A, we are also filing with the Securities and Exchange Commission an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2009.

In accordance with SEC regulations, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer were executed in connection with this Amendment and have been filed as exhibits to this Amendment.

This Form 10-K/A is as of the original filing date of the Form 10-K and does not reflect events other than the restatement disclosed in Note 18 of the Notes to Consolidated Financial Statements that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-K.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

2009 FORM 10-K/A ANNUAL REPORT

Forward Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding the expected number of future restaurant openings and expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 8, 2010 for significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements.

PART II

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

We have restated the selected financial data as of and for the year ended December 26, 2009 to reflect the effects of the correction of an error related to accounting for discounted gift cards. For additional details, see Note 18 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A.

Statement of Operations Data (in thousands, except per share data):	Year Ended
	2005	2006	2007	2008	2009
					Restated
Revenues	$278,813	$308,323	$358,647	$390,718	$359,207
Restaurant operating costs:
Food and beverage	81,630	89,443	104,468	117,642	106,030
Labor	86,823	95,886	112,503	125,811	117,194
Operating	41,857	46,044	54,892	61,375	54,441
Occupancy	24,790	27,650	32,048	36,874	37,690

Total restaurant operating costs	235,100	259,023	303,911	341,702	315,355

General and administrative expenses	15,105	16,651	22,166	21,026	20,168
Restaurant pre-opening costs	2,496	2,892	4,527	4,428	1,101
Depreciation and amortization	9,608	10,640	11,940	15,043	16,789
Impairment, restructuring and other charges	—	—	5,427	83,913	20,388

Total costs and expenses	262,309	289,206	347,971	466,112	373,801

Operating income (loss)	16,504	19,117	10,676	(75,394)	(14,594)
Interest expense (income), net	550	(228)	(226)	1,173	1,752
Write-off of loan transaction costs	—	—	—	376	—
Other income, net	—	—	—	(308)	(53)

Income (loss) before income taxes	15,954	19,345	10,902	(76,635)	(16,293)
Income tax expense (benefit)	4,946	5,997	2,088	(7,024)	(726)

Net income (loss)	$11,008	$13,348	$8,814	$(69,611)	$(15,567)

Basic net income (loss) per share	$0.80	$0.94	$0.60	$(4.73)	$(1.05)
Diluted net income (loss) per share	$0.78	$0.92	$0.60	$(4.73)	$(1.05)
Shares used in computing net income (loss) per share:
Basic	13,798	14,227	14,569	14,707	14,771
Diluted	14,047	14,521	14,769	14,707	14,771

Balance Sheet Data (in thousands):	Year End
	2005	2006	2007	2008	2009
					Restated
Cash and cash equivalents	$4,705	$10,553	$7,343	$4,428	$8,623
Total assets	204,160	228,420	285,643	217,519	191,092
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	706	338	16,107	26,526	16,038
Total stockholders’ equity	143,453	160,230	178,797	105,795	92,283

Other Data (dollars in thousands):	Year End
	2005	2006	2007	2008	2009
Restaurants open at end of period (including managed restaurants)	59	66	82	92	93
Net cash provided by operating activities	$30,158	$34,427	$35,231	$27,358	$22,740
Net cash used in investing activities	(21,416)	(30,314)	(56,001)	(48,538)	(8,401)
Net cash provided by (used in) financing activities	(4,488)	1,735	17,627	18,557	(10,586)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of the Restatement Adjustments

For fiscal 2009, as shown in the table below, restated revenues are $359.2 million compared to previously reported revenues of $360.1 million and net loss per share increased to $1.05 from $1.00. The restatement adjustments did not affect cash or previously reported total cash flows from operating, investing or financing activities. See Note 18 to the notes to the consolidated financial statements for more information.

	Year ended December 26, 2009
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenues	$360,129	$(922)	$359,207
Loss before income taxes	(15,371)	(922)	(16,293)
Income tax benefit	(656)	(70)	(726)
Net loss	(14,715)	(852)	(15,567)
Net loss per share – basic	(1.00)	(0.05)	(1.05)
Net loss per share - diluted	(1.00)	(0.05)	(1.05)

Overview

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of December 26, 2009 we have expanded our restaurant base to 93 restaurants, including one restaurant operated pursuant to a management contract and six restaurants in Canada under The Boathouse name.

We have expanded our business by offering our guests a twice daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2009, food and non-alcoholic beverage sales accounted for approximately 70.3% of revenues and the remaining 29.7% of revenues was from the sale of alcoholic beverages. Included in our total sales for 2009, banquets accounted for approximately 9% of our revenues.

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

Results of Operations

Our operating results for the fiscal years 2007, 2008 and 2009 are expressed as a percentage of revenues below:

	2007	2008	2009
			Restated
Revenue	100.0%	100.0%	100.0%
Food and beverage	29.1%	30.1%	29.5%
Labor	31.4%	32.2%	32.6%
Operating	15.3%	15.7%	15.2%
Occupancy	8.9%	9.4%	10.5%

Total restaurant operating costs	84.7%	87.5%	87.8%
General and administrative expenses	6.2%	5.4%	5.6%
Restaurant pre-opening costs	1.3%	1.1%	0.3%
Depreciation and amortization	3.3%	3.8%	4.7%
Impairment, restructuring and other charges	1.5%	21.5%	5.7%

Total costs and expenses	97.0%	119.3%	104.1%

Operating income (loss)	3.0%	(19.3)%	(4.1)%
Interest expense (income), net	(0.1)%	0.3%	0.5%
Write-off of loan transaction costs	—	0.1%	—
Other income, net	—	(0.1)%	—

Income (loss) before income taxes	3.1%	(19.6)%	(4.5)%
Income tax expense (benefit)	0.6%	(1.8)%	(0.2)%

Net income (loss)	2.5%	(17.8)%	(4.3)%

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

Fiscal Year ends on the last Saturday in December. All of the fiscal years 2007, 2008 and 2009 were comprised of 52 weeks.

Financial Performance Overview

The following are highlights of our financial performance for fiscal 2009 compared to fiscal 2008:

•	Revenues decreased 8.1% to $359.2 million from $390.7 million

•	Comparable restaurant sales decreased 15.7%

•	Comparable restaurant traffic decreased 14.0%

•

Operating loss of $14.6 million compared to operating loss of $75.4 million. Included in operating loss for 2009 were impairment, restructuring, and other charges of $20.4 million, including the impairment of long-lived assets at eight restaurants. In fiscal 2008, significant non-cash items in operating loss included impairment and restructuring charges of $83.9 million, for the impairment of trademarks and tradenames, goodwill, and long-lived assets at two restaurants.

•	Net loss of $15.6 million compared to net loss of $69.6 million

•	Diluted net loss per share of $1.05 compared to diluted net loss per share of $4.73

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended		Dollar Change	% Change
(Dollars in thousands)	December 27, 2008	December 26, 2009
		Restated
Revenues	$390,718	$359,207	$(31,511)	(8.1)%

Restaurant operating costs:
Food and beverage	$117,642	$106,030	$(11,612)	(9.9)%
Labor	125,811	117,194	(8,617)	(6.8)%
Operating	61,375	54,441	(6,934)	(11.3)%
Occupancy	36,874	37,690	816	2.2%

Total restaurant operating costs	$341,702	$315,355	$(26,347)	(7.7)%

Revenues. Revenues decreased by $31.5 million, or 8.1%, to $359.2 million in 2009 from $390.7 million in 2008. This decrease was primarily attributable to a 15.7% decrease in comparable restaurant sales, which was partially offset by increased sales from restaurants not included in the comparable base and an increase in gift card breakage income. We had a total of 4,791 store operating weeks for 2009 compared to a total of 4,444 store operating weeks for 2008. We estimate that our 15.7% decrease in comparable sales was a result of a 14.0% decrease in traffic, which was coupled with a decrease in net pricing of 1.7%. The decrease in our net pricing and product mix is a result of our strategic initiative to increase the value proposition for our guests and drive traffic by decreasing our average check.

Food and Beverage Costs. Food and beverage costs decreased $11.6 million, or 9.9%, to $106.0 million from $117.6 million. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 29.5% from 30.1%, primarily due to operating efficiencies related to food costs as a result of our increased menu management, careful operating practices, local buying and the benefit from more favorable commodity pricing. The decrease in food and beverage cost as a percentage of revenues was also impacted by the increase in gift card breakage income.

Labor Costs. Labor costs decreased $8.6 million, or 6.8%, to $117.2 million from $125.8 million. The decrease was primarily due to decreased staffing as a result of declines in guest traffic. Labor costs as a percentage of revenues increased to 32.6% from 32.2%, primarily due to the deleveraging of fixed labor costs. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs decreased $6.9 million, or 11.3%, to $54.4 million from $61.4 million. The decrease was primarily due to lower advertising costs, janitorial costs, and credit card fees. Operating costs as a percentage of revenues decreased to 15.2% from 15.7%, primarily due to decreases in advertising costs, janitorial costs and renewals cost, which includes the costs associated with the replenishment of glassware, dishware and silverware at our restaurants.

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

	Year Ended		Dollar Change	% Change
(Dollars in thousands)	December 27, 2008	December 26, 2009
General and administrative expenses	$21,026	$20,168	$(858)	(4.1)%
Restaurant pre-opening costs	4,428	1,101	(3,327)	(75.1)%
Depreciation and amortization	15,043	16,789	1,746	11.6%
Impairment, restructuring and other charges	83,913	20,388	(63,525)	(75.7)%

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

A summary of impairment, restructuring and other charges incurred were as follows:

	Year Ended
(in millions)	December 27, 2008	December 26, 2009
Impairment of goodwill	$26.2	$—
Impairment of long-lived assets	2.8	19.8
Impairment of trademarks and tradenames	54.4	—
Restructuring and other charges	0.5	0.6

Total impairment, restructuring and other charges	$83.9	$20.4

Interest Expense, net, Write Off of Loan Transaction Costs, Other Income, net, Income Tax Benefit and Net Loss

The following table sets forth interest expense, net, write off of loan transaction costs, other income, net, income tax benefit and net loss from our consolidated statements of operations.

	Year Ended
(Dollars in thousands)	December 27, 2008	December 26, 2009	Dollar Change	% Change
		Restated
Interest expense, net	$1,173	$1,752	$579	49.4%
Write-off of loan transaction costs	$376	$—	$(376)	(100.0)%
Other income, net	$(308)	$(53)	$255	82.8%

Loss before income taxes	$(76,635)	$(16,293)	$60,342	78.7%
Income tax benefit	(7,024)	(726)	6,298	89.7%

Net loss	$(69,611)	$(15,567)	$54,044	77.6%

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

Income Tax Benefit. The provision for income taxes was a benefit of $0.7 million in 2009, compared to a benefit of $7.0 million in 2008. Our effective annualized tax rate in 2009 was 4.5% compared to 9.2% in 2008. The change in our effective annual tax rate was primarily a result of the deferred tax asset valuation allowance, since we are unable to record the tax benefit of increases to our gross deferred tax asset. Our effective tax rate is low due to modest cash taxes payable and minimal change to our net deferred tax accounts.

Net Loss. The change in net loss was $54.0 million, to a net loss of $15.6 million from net loss of $69.6 million, was primarily due to the decrease in asset impairment charges of $63.5 million and a decrease in restaurant pre-opening costs, which was partially offset by the decrease in revenues.

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

	Year Ended
(Dollars in thousands)	December 29, 2007	December 27, 2008	Dollar Change	% Change
Revenues	$358,647	$390,718	$32,071	8.9%

Restaurant operating costs:
Food and beverage	$104,468	$117,642	$13,174	12.6%
Labor	112,503	125,811	13,308	11.8%
Operating	54,892	61,375	6,483	11.8%
Occupancy	32,048	36,874	4,826	15.1%

Total restaurant operating costs	$303,911	$341,702	$37,791	12.4%

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

	Year Ended
(Dollars in thousands)	December 29, 2007	December 27, 2008	Dollar Change	% Change
General and administrative expenses	$22,166	$21,026	$(1,140)	(5.1)%
Restaurant pre-opening costs	4,527	4,428	(99)	(2.2)%
Depreciation and amortization	11,940	15,043	3,103	26.0%
Impairment, restructuring and other charges	5,427	83,913	78,486	*

*	Not meaningful

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

A summary of impairment/restructuring charges incurred were as follows:

	Year Ended
(in millions)	December 29, 2007	December 27, 2008
Impairment of goodwill	$—	$26.2
Impairment of long-lived assets	5.4	2.8
Impairment of trademarks and tradenames	—	54.4
Restructuring and other charges	—	0.5

Total impairment, restructuring and other charges	$5.4	$83.9

Interest Income, net, Write Off of Loan Transaction Costs, Other Income, net, Income Tax Expense (Benefit) and Net Income (Loss)

The following table sets forth interest income, net, write off of loan transaction costs, other income, net, income tax expense (benefit) and net income (loss) from our consolidated statements of operations.

	Year Ended
(Dollars in thousands)	December 29, 2007	December 27, 2008	Dollar Change	% Change
Interest expense (income), net	$(226)	$1,173	$1,399	*
Write-off of loan transaction costs	$—	$376	$376	100.0%
Other income, net	$—	$(308)	$(308)	(100.0)%

Income (loss) before income taxes	$10,902	$(76,635)	$(87,537)	*
Income tax expense (benefit)	2,088	(7,024)	(9,112)	*

Net income (loss)	$8,814	$(69,611)	$(78,425)	*

*	Not meaningful

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

The following table sets forth quarterly unaudited operating results in each of the 2008 and 2009 fiscal quarters. The quarterly unaudited operating results have been restated for the fourth quarter of 2009 from previously reported information included in the Form 10-K for the year ended December 26, 2009 and for the third quarter of 2009 from previously reported information filed on Form 10-Q to reflect the effects of the correction of an error related to accounting for discounted gift cards. For additional details, see Note 18 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A.

(In thousands, except per share data):	2008				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
							Restated	Restated
Revenues	$92,337	$99,699	$99,897	$98,785	$91,894	$92,742	$85,984	$88,587
Restaurant operating costs:
Food and beverage	28,071	30,038	30,117	29,416	27,696	27,517	25,053	25,764
Labor	30,397	32,095	32,403	30,916	30,489	30,269	27,761	28,675
Operating	14,501	15,384	15,674	15,816	14,340	14,158	13,131	12,812
Occupancy	8,798	9,297	9,263	9,516	9,489	9,501	9,200	9,500

Total restaurant operating costs	81,767	86,814	87,457	85,664	82,014	81,445	75,145	76,751
General and administrative expenses	5,569	5,138	5,169	5,150	5,845	4,947	4,826	4,550
Restaurant pre-opening costs	1,184	692	1,460	1,092	562	80	109	350
Depreciation and amortization	3,394	3,652	3,932	4,065	4,080	4,293	4,241	4,175
Impairment, restructuring and other charges	—	452	—	83,461	181	371	42	19,794

Total costs and expenses	91,914	96,748	98,018	179,432	92,682	91,136	84,363	105,620

Operating income (loss)	423	2,951	1,879	(80,647)	(788)	1,606	1,621	(17,033)
Interest expense (income), net	329	87	278	480	378	469	469	436
Write-off of loan transaction costs	—	—	—	376	—	—	—	—
Other (income) expense, net	(75)	(184)	(50)	—	14	13	(37)	(43)

Income (loss) before income taxes	169	3,048	1,651	(81,503)	(1,180)	1,124	1,189	(17,426)
Income tax expense (benefit)	51	691	291	(8,057)	(36)	(64)	179	(804)

Net income (loss)	$118	$2,357	$1,360	$(73,446)	$(1,144)	$1,188	$1,010	$(16,622)

Basic net income (loss) per share	$0.01	$0.16	$0.09	$(4.99)	$(0.08)	$0.08	$0.07	$(1.12)
Diluted net income (loss) per share	$0.01	$0.16	$0.09	$(4.99)	$(0.08)	$0.08	$0.07	$(1.12)
Shares used in computing net income (loss) per share:
Basic	14,685	14,699	14,716	14,721	14,728	14,773	14,785	14,785
Diluted	14,685	14,699	14,721	14,721	14,728	14,807	14,848	14,785

The following tables set forth for the restated quarterly unaudited operating results as previously reported and restated:

(In thousands, except per share amounts)

	Thirteen week period ended September 26, 2009 (unaudited)
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenues	$86,312	$(328)	$85,984
Income before income taxes	1,517	(328)	1,189
Income tax expense	206	(27)	179
Net income	1,311	(301)	1,010
Net income per share – basic	0.09	(0.02)	0.07
Net income per share - diluted	0.09	(0.02)	0.07

	Thirteen week period ended December 26, 2009 (unaudited)
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenues	$89,181	$(594)	$88,587
Loss before income taxes	(16,832)	(594)	(17,426)
Income tax benefit	(762)	(42)	(804)
Net loss	(16,070)	(552)	(16,622)
Net loss per share – basic	(1.09)	(0.03)	(1.12)
Net loss per share - diluted	(1.09)	(0.03)	(1.12)

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants.

The following table sets forth our sources and uses of cash:

	Year Ended
(In thousands)	2007	2008	2009
Net cash provided by operating activities	$35,231	$27,358	$22,740
Net cash used in investing activities	(56,001)	(48,538)	(8,401)
Net cash provided by (used in) financing activities	17,627	18,557	(10,586)
Effect of exchange rate changes on cash and cash equivalents	(67)	(292)	442

Net increase (decrease) in cash and cash equivalents	$(3,210)	$(2,915)	$4,195

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

	Payments Due By Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt	$13,000	$—	$13,000	$—	$—
Operating leases	235,341	28,029	55,638	49,017	102,657
Capital leases, including interest	4,113	240	3,873	—	—
Purchase obligations(1)	2,232	1,957	275	—	—

Total	$254,686	$30,226	$72,786	$49,017	$102,657

(1)	Purchase obligations include commitments related to the construction of new restaurants and other non-food supply and service agreements.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

McCormick and Schmick’s Seafood Restaurants, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of McCormick and Schmick’s Seafood Restaurants, Inc. and its subsidiaries at December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 26, 2009. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting for certain gift card revenue existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for certain gift card revenue existed as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note 18 to the consolidated financial statements, the Company restated its 2009 consolidated financial statements to correct an error.

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

PricewaterhouseCoopers LLP

Portland, Oregon

March 8, 2010, except for the restatement described in Note 18 to the consolidated financial statements and the matter described in the Report of Management on Internal Control over Financial Reporting, as to which the date is August 20, 2010

McCormick & Schmick’s Seafood Restaurants Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 27, 2008	December 26, 2009
		Restated (1)
Assets
Current assets:
Cash and cash equivalents	$4,428	$8,623
Trade accounts receivable, net	9,283	10,462
Tenant improvement allowance receivables	2,344	496
Income tax receivable	3,789	1,007
Inventories	6,028	5,585
Prepaid rent	86	237
Prepaid expenses and other current assets	2,604	2,617
Deferred income taxes	97	—

Total current assets	28,659	29,027

Property and equipment, net	185,171	158,465
Other assets	3,689	3,600

Total assets	$217,519	$191,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,919	$15,766
Accrued expenses	31,361	29,561
Deferred income taxes	—	278

Total current liabilities	50,280	45,605

Other long-term liabilities	33,158	35,532
Revolving credit facility	24,000	13,000
Capital lease obligations	2,526	3,038
Deferred income taxes	1,760	1,634

Total liabilities	111,724	98,809

Commitments and contingencies (Notes 12 and 15)

Stockholders’ equity:
Common stock, $0.001 par value, 120,000 shares authorized, 14,721 and 14,785 shares issued and outstanding	15	15
Additional paid-in-capital	148,030	148,630
Accumulated other comprehensive loss	(1,675)	(220)
Accumulated deficit	(40,575)	(56,142)

Total stockholders’ equity	105,795	92,283

Total liabilities and stockholders’ equity	$217,519	$191,092

(1)	See Note 18, “Restatement - Gift Card Revenue Accounting” of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
			Restated (1)
Revenues	$358,647	$390,718	$359,207
Restaurant operating costs:
Food and beverage	104,468	117,642	106,030
Labor	112,503	125,811	117,194
Operating	54,892	61,375	54,441
Occupancy	32,048	36,874	37,690

Total restaurant operating costs	303,911	341,702	315,355

General and administrative expenses	22,166	21,026	20,168
Restaurant pre-opening costs	4,527	4,428	1,101
Depreciation and amortization	11,940	15,043	16,789
Impairment, restructuring and other charges	5,427	83,913	20,388

Total costs and expenses	347,971	466,112	373,801

Operating income (loss)	10,676	(75,394)	(14,594)

Interest expense (income), net	(226)	1,173	1,752
Write-off of loan transaction costs	—	376	—
Other income, net	—	(308)	(53)

Income (loss) before income taxes	10,902	(76,635)	(16,293)
Income tax expense (benefit)	2,088	(7,024)	(726)

Net income (loss)	$8,814	$(69,611)	$(15,567)

Basic net income (loss) per share	$0.60	$(4.73)	$(1.05)

Diluted net income (loss) per share	$0.60	$(4.73)	$(1.05)

Shares used in per share calculations:
Basic	14,569	14,707	14,771

Diluted	14,769	14,707	14,771

(1)	See Note 18, “Restatement - Gift Card Revenue Accounting” of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except per share data)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount
Balances at December 30, 2006	14,303,131	$14	$139,721	$20,495	$—	$160,230
Cumulative effect of adoption of revised accounting guidance for uncertain tax positions	—	—	—	(273)	—	(273)
Share based compensation	—	—	1,377	—	—	1,377
Exercise of stock options and vesting of restricted stock	381,860	1	4,107	—	—	4,108
Tax effect of share based compensation	—	—	1,713	—	—	1,713
Cumulative currency translation adjustment	—	—	—	—	2,828	2,828
Net income	—	—	—	8,814	—	8,814

Total comprehensive income	—	—	—	8,814	2,828	11,642

Balances at December 29, 2007	14,684,991	15	146,918	29,036	2,828	178,797
Share based compensation	—	—	1,117	—	—	1,117
Vesting of restricted stock	36,056	—	—	—	—	—
Tax effect of share based compensation	—	—	(5)	—	—	(5)
Cumulative currency translation adjustment	—	—	—	—	(4,503)	(4,503)
Net loss	—	—	—	(69,611)	—	(69,611)

Total comprehensive loss	—	—	—	(69,611)	(4,503)	(74,114)

Balances at December 27, 2008	14,721,047	15	148,030	(40,575)	(1,675)	105,795
Share based compensation	—	—	628	—	—	628
Vesting of restricted stock	71,195	—	—	—	—	—
Issuance of restricted stock	—	—	21	—	—	21
Surrender of stock as payment for liability	(7,457)	—	(48)	—	—	(48)
Tax effect of share based compensation	—	—	(1)	—	—	(1)
Cumulative currency translation adjustment	—	—	—	—	1,455	1,455
Net loss, restated (1)	—	—	—	(15,567)	—	(15,567)

Total comprehensive loss, restated (1)	—	—	—	(15,567)	1,455	(14,112)

Balances at December 26, 2009 (Restated)	14,784,785	$15	$148,630	$(56,142)	$(220)	$92,283

(1)	See Note 18, “Restatement - Gift Card Revenue Accounting” of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
			Restated (1)
Operating activities:
Net income (loss)	$8,814	$(69,611)	$(15,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,940	15,043	16,789
Deferred income taxes	(1,138)	(4,638)	249
Share based compensation	1,377	1,117	627
Impairment/restructuring charges	5,427	83,913	20,068
Write off of loan transaction costs	—	376	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3,692)	775	(1,126)
Tenant improvement allowance receivables	(6,125)	5,319	1,848
Income tax receivable	(1,736)	(2,053)	2,782
Inventories	(1,229)	(126)	488
Prepaid expenses and other current assets	(45)	1,213	(149)
Accounts payable	8,396	(4,821)	(3,220)
Accrued expenses	10,761	(2,716)	(2,140)
Other long-term liabilities	2,481	3,567	2,091

Net cash provided by operating activities	35,231	27,358	22,740

Investing activities:
Purchase of property and equipment	(41,578)	(48,245)	(8,203)
Acquisition of The Boathouse Restaurants of Canada, Inc. assets, net	(14,481)	—	—
Other assets	58	(293)	(198)

Net cash used in investing activities	(56,001)	(48,538)	(8,401)

Financing activities:
Loan costs	(799)	(619)	—
Borrowings made on revolving credit facility	41,500	135,500	116,000
Payments made on revolving credit facility	(28,500)	(124,500)	(127,000)
Proceeds from stock options exercised	4,108	—	—
Deemed landlord financing proceeds	—	8,315	675
Deemed landlord financing payments	—	(100)	(241)
Payments on capital lease obligations	(395)	(34)	(41)
Issuance of restricted stock	—	—	21
Tax effect of share based compensation	1,713	(5)	—

Net cash provided by (used in) financing activities	17,627	18,557	(10,586)

Effect of exchange rate changes	(67)	(292)	442

Increase (decrease) in cash and cash equivalents	(3,210)	(2,915)	4,195

Cash and cash equivalents:
Beginning of year	10,553	7,343	4,428

End of year	$7,343	$4,428	$8,623

Supplemental disclosure of cash flow information:
Cash paid for interest	$741	$1,305	$1,482
Cash (paid for) received from income taxes, net	$3,789	$(706)	$(2,768)

(1)	See Note 18, “Restatement - Gift Card Revenue Accounting” of the Notes to the Consolidated Financial Statements.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Estimated useful lives are generally as follows:

Equipment	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	7 – 30 years
Buildings	39 years

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

5. Accrued Expenses

Accrued expenses consist of the following:

	December 27, 2008	December 26, 2009
	(in thousands)
		Restated
Accrued compensation and benefits	$13,727	$13,011
Gift card liability	10,365	10,908
Accrued sales tax	2,008	2,134
Other	5,261	3,508

	$31,361	$29,561

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The building and related accumulated amortization recorded under capital lease is as follows:

	December 27, 2008	December 26, 2009
	(in thousands)
Building	$2,825	$3,279
Less: Accumulated amortization	(88)	(184)

Capital leases, net	$2,737	$3,095

Minimum future lease payments under capital leases as of December 26, 2009 are as follows (in thousands):

2010	$240
2011	240
2012	3,633

Total minimum lease payments	4,113
Less: Amount representing interest	(1,075)

Present value of net minimum lease payments	3,038
Less: Current portion	—

Long-term portion	$3,038

9. Income Taxes

The provision for income taxes consists of:

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
	(in thousands)
			Restated
Income (loss) before income taxes
United States	$9,726	$(68,143)	$(17,381)
Foreign	1,176	(8,492)	1,088

	$10,902	$(76,635)	$(16,293)

Current tax expense (benefit)
Federal	$2,355	$(2,688)	$(439)
State and local	692	34	(431)
Foreign	179	268	(105)

	3,226	(2,386)	(975)

Deferred tax expense (benefit)
Federal	(1,283)	(3,915)	219
State and local	(31)	(543)	30
Foreign	176	(180)	—

	(1,138)	(4,638)	249

	$2,088	$(7,024)	$(726)

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
			Restated
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	5.6%	4.3%	4.1%
Foreign rate differential	(0.5)%	(0.5)%	0.2%
Nondeductible expenses	0.6%	(0.1)%	(0.5)%
FICA tip credits	(17.6)%	2.6%	10.8%
Other	(3.9)%	(0.4)%	1.9%
U.S. valuation allowance	—	(28.1)%	(49.9)%
Foreign valuation allowance	—	(3.6)%	2.8%

	19.2%	9.2%	4.5%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 27, 2008	December 26, 2009
	(in thousands)
		Restated
Deferred tax assets:
Accrued expenses	$1,034	$770
Deferred rent	7,020	8,137
Basis difference for intangible assets	14,228	12,157
Federal & state credits	2,324	2,955
FICA tip credits	16,969	18,935
Foreign deferred tax assets	2,369	2,259
Net operating loss	388	626
Other	968	750

Subtotal	45,300	46,589
Less valuation allowance	(24,017)	(31,808)

Total deferred tax assets	21,283	14,781

Deferred tax liabilities:
Prepaid expenses	(616)	(573)
Basis difference for fixed assets	(22,112)	(15,903)
Other	(218)	(217)

Total deferred tax liabilities	(22,946)	(16,693)

Net deferred tax liability	$(1,663)	$(1,912)

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

As of December 26, 2009, for federal income tax purposes, the Company had FICA tip credit carryforwards of $18.9 million, various employment based credits of $1.3 million, and alternative minimum tax credit carryforwards of $1.1 million. As of December 26, 2009, for state and local income tax purposes, the Company had net operating loss carryforwards of $20.9 million and other miscellaneous state credits of $0.8 million. If not used to reduce taxable income in future periods, portions of the FICA tip credit carryforwards and employment based credits will expire between 2021 and 2029, and the state and local net operating loss carryforwards will expire between 2010 and 2029. The alternative minimum tax credits and other miscellaneous state credits have indefinite lives and do not expire.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of December 27, 2008 and December 26, 2009, the Company has provided a valuation allowance of $24.0 million and $31.8 million, respectively, against a portion of the deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. If recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 26, 2009 will be recognized as a reduction of income tax expense.

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 30, 2006	$500,000
Increases in tax positions for current year	78,000
Lapse in statute of limitations	(22,000)

Gross unrecognized tax benefits at December 29, 2007	556,000
Increases in tax positions for current year	77,000
Increases in tax positions for prior years	91,000
Lapse in stature of limitations	(11,000)

Gross unrecognized tax benefits at December 27, 2008	713,000
Increases in tax positions for current year	73,000
Decreases in tax positions for prior years	(91,000)
Lapse in stature of limitations	(391,000)

Gross unrecognized tax benefits at December 26, 2009	$304,000

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes the status of the Company’s stock based compensation plans, including stock options and restricted stock grants, as of December 26, 2009:

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 30, 2006	700,691	$12.00	138,500	839,191
Awards granted	25,000	24.71	—	25,000
Awards exercised	342,348	12.00	39,512	381,860
Awards forfeited	46,066	12.00	25,666	71,732

Outstanding at December 29, 2007	337,277	12.94	73,322	410,599
Awards granted	—	—	85,620	85,620
Awards exercised	—	—	36,056	36,056
Awards forfeited	17,966	18.68	7,498	25,464

Outstanding at December 27, 2008	319,311	12.62	115,388	434,699
Awards granted	250,000	3.92	33,060	283,060	$1,128,797
Awards exercised	—	—	71,195	71,195	359,184
Awards forfeited	25,764	16.93	12,952	38,716	96,492

Outstanding at December 26, 2009	543,547	8.41	64,301	607,848	1,361,542

Exercisable at December 26, 2009	238,548	$12.20	—	238,548	$—

The table below summarizes information about stock options outstanding at December 26, 2009:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.92 - $26.81	543,547	6.62	$8.41	238,548	$12.20

As of December 27, 2008 and December 26, 2009, the unamortized compensation cost related to stock options and restricted stock granted to employees under the Company’s 2004 Stock Incentive Plan was $1.0 million.

The following table summarizes share-based compensation (in thousands):

	Year Ended
	December 29, 2007	December 27, 2008	December 26, 2009
Labor	$42	$14	$—
General and administrative	1,334	1,103	628

Share-based compensation included in total costs and expenses	1,376	1,117	628
Income tax benefit related to share-based compensation	420	417	234

Share-based compensation expense related to employee stock options, net of tax	$956	$700	$394

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

In order to comply with the Company’s disclosure requirements related to fair value measurements, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing estimated fair value for real estate assets generally fall within level three, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant unobservable inputs in establishing estimated fair value measurements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the fair value measurements as of December 26, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Totals
Land	$—	$—	$719	$719
Building	—	—	1,515	1,515
Fixtures and equipment	—	—	102	102
Leasehold improvements	—	—	89	89

Total assets as fair value	$—	$—	$2,425	$2,425

During the fourth quarter of 2009, the Company experienced a triggering event for an impairment evaluation for long-lived assets. The triggering event that resulted in the fourth quarter impairment evaluation was due to the continued decline in the economic environment which was disproportionately affecting certain restaurants, coupled with the shortfall of anticipated fourth quarter improvements for those restaurants, which ultimately led to the lowering of future anticipated results for the affected restaurants. The Company recorded impairment charges of $19.8 million including the impairment of fixtures, equipment, and leasehold improvements at eight restaurants. The Company used the market participant pricing approach to estimate the fair value of land, building, fixtures and equipment, and leasehold improvements, which estimates what a potential buyer would pay today. When available, current market information, like comparative sales price, was used to determine value. When market information was not readily available, the inputs were based on the Company’s understanding of market conditions and the experience of the management team. Actual results could differ significantly from the Company’s estimates.

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

The Company considered the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The Company believed that the weakness in the U.S. residential housing and financial markets were principal factors in the prolonged decline in its market capitalization as compared to its book value. As of December 27, 2008, the fair value of the Company was estimated to approximate its market capitalization plus a reasonable control premium. The Company’s adjusted market capitalization is based the average closing stock price for the 15 days of trading prior to the year ended, December 27, 2008. The Company believed the control premium represented the estimated amount an investor would pay for its equity securities to obtain a controlling interest. The criteria used to derive the control premium included calculated control premiums for recent transactions of companies within our peer group.

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

18. Restatement - Gift Card Revenue Accounting

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In accordance with the Company’s revenue recognition policies, revenue from gift cards is recognized when the gift card is redeemed or the likelihood of the gift card being redeemed is determined to be remote (gift card breakage). The Company sells a portion of its gift cards at a discount to certain wholesale retailers and recognizes revenue based on the discounted amount at the time of redemption or breakage. Since the Company began selling discounted gift cards, it has not accounted for discounted gift card breakage properly. The Company erroneously recognized gift card breakage revenues related to the discounted cards at the full face value of the card, rather than at the discounted amount. This error is only material for those periods that are being restated. The error resulted in revenues being overstated for the fiscal year ended December 26, 2009 by the amount of the discount. The error also affected the income tax benefit, net loss and net loss per share for these periods as well as certain balance sheet accounts as of December 26, 2009. The error did not affect cash or previously reported total cash flows from operating, investing or financing activities.

The following tables present the impact of the correction of the error on the consolidated statements for the fiscal year ended December 26, 2009.

(In thousands, except per share amounts)

	Year ended December 26, 2009
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenues	$360,129	$(922)	$359,207
Loss before income taxes	(15,371)	(922)	(16,293)
Income tax benefit	(656)	(70)	(726)
Net loss	(14,715)	(852)	(15,567)
Net loss per share - basic	(1.00)	(0.05)	(1.05)
Net loss per share - diluted	$(1.00)	(0.05)	(1.05)

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
Net loss	$(14,715)	(852)	(15,567)
Total comprehensive loss	(13,260)	(852)	(14,112)

Consolidated Statement of Cash Flows
Net loss	$(14,715)	(852)	(15,567)
Income tax receivable	2,852	(70)	2,782
Accrued expenses	$(3,062)	922	(2,140)

	December 26, 2009
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Income tax receivable	$937	$70	$1,007
Total current assets	28,957	70	29,027
Total assets	191,022	70	191,092
Accrued expenses	28,639	922	29,561
Total Liabilities	97,887	922	98,809
Accumulated deficit	(55,290)	(852)	(56,142)
Total stockholders’ equity	93,135	(852)	92,283
Total liabilities and stockholders’ equity	$191,022	70	191,092

ITEM 9A.	CONTROLS AND PROCEDURES - RESTATED

Evaluation of Disclosure Controls and Procedures

Our management initially evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 26, 2009 pursuant to Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that initial evaluation, our chief executive officer and chief financial officer concluded that, as of December 26, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement described in this Amendment, management re-evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2009 and identified certain control deficiencies as of December 26, 2009 that constituted a material weakness in our internal control over financial reporting as described below. Because of this material weakness, management subsequently concluded that we did not maintain effective disclosure controls and procedures as of December 26, 2009.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of internal control over financial reporting as of December 26, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our re-assessment we determined that, as of December 26, 2009, our internal control over financial reporting was not effective because of the material weakness described below. Accordingly, management has restated its report on internal control over financial reporting.

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

During the quarter ended June 26, 2010, management determined that our consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2009 and the thirteen week period and fiscal year ended December 26, 2009 were affected by an error in the recording of gift card breakage income and that a restatement was needed. As disclosed in Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, the accounts impacted were revenues, accrued liabilities and the related impact on our income tax accounts, as well as on our reported net income (loss) and net income (loss) per share.

In connection with this restatement, management reassessed our controls and procedures, including internal control over financial reporting, and determined that a material weakness exists. Management concluded that a key internal control, providing for the review of the gift card account reconciliation, was not properly designed or operating effectively. Specifically, the reconciliation of the gift card discount account was not designed to match breakage dates associated with the corresponding breakage income on discounted gift cards, which affected the accuracy of our reported revenues and gift card liability. Additionally, the quality of the independent review was not effective. Consequently, we did not timely identify the gift card breakage error that first became material in the third quarter of fiscal year 2009.

Based on the above findings, management re-evaluated our account reconciliation procedures during the second quarter of fiscal year 2010 and has concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A are fairly stated, in accordance with accounting principles generally accepted in the United States of America.

The effectiveness of the Company’s internal control over financial reporting as of December 26, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Amended Annual Report on Form 10-K/A.

Remediation Plan

No steps were taken to remediate this material weakness during the year ended December 26, 2009 as these circumstances had not yet been identified by management. However, during the second quarter ended June 26, 2010, management took immediate action to remediate the material weakness identified. First, the reconciliation of the gift card discount account was re-designed to properly capture the breakage dates of discounted gift cards. Additionally, a more robust account analytic was added to our monthly closing process to identify unusual trends in the gift card discount account. We also strengthened the process of reviewing the gift card account reconciliations and hired a new accounting manager with more extensive technical accounting knowledge. Until management has satisfactorily completed its testing of the new controls, it will not be able to conclude that the material weakness noted above has been remediated. We believe these enhancements to our system of internal controls will be adequate to provide reasonable assurance that the control objectives will be met. We continue to evaluate and work to improve our internal control over financial reporting. We may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 26, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, as described above, there have been changes in our internal control over financial reporting during the quarter ended June 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company are filed in Part II—Item 8 of this Amended Annual Report on Form 10-K/A. The Financial Statement schedules have been omitted because they are not required or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits. See Exhibit Index beginning on page 47 for a description of the documents that are filed as Exhibits to this Amended Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 20, 2010.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ WILLIAM T. FREEMAN
William T. Freeman
Chief Executive Officer
(Principal Executive Officer)

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ MICHELLE M. LANTOW
Michelle M. Lantow
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1, File No. 333-114977)

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated April 17, 2009)

10.1	Amended and Restated Revolving Credit Agreement dated December 28, 2007 among McCormick & Schmick Acquisition Corp. and The Boathouse Restaurants of Canada, Inc., as borrowers, Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC, as sole lead arranger, and other specified lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 2, 2008); Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2008 (incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K for the period ended December 27, 2008); Amendment No. 2 to Amended and Restated Credit Agreement dated January 29, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 30, 2009)

10.2	Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977)

10.3	Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977) and Amendment to Lease dated November 23, 2005 between DLS Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated November 23, 2005)

10.4*	Form of Amended and Restated Executive Severance Agreement entered into by Douglas L. Schmick and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the fiscal year ended December 27, 2008)

10.5*	Employment Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008; Executive Severance and Non-Competition Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008 (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the fiscal year ended December 27, 2008)

10.6*	Employment Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and Michelle M. Lantow dated November 16, 2009; Executive Severance and Noncompetition Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and Michelle M. Lantow dated November 16, 2009 (incorporated by reference to Exhibit 10.6 to our annual report on Form 10-K for the fiscal year ended December 26, 2009)

10.7*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977)

10.8*	Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977)

10.9*	Form of Restricted Stock Agreement, as amended (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2006)

10.10*	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended March 29, 2008)

21.1	Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K for the fiscal year ended December 26, 2009)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.