Form 10-Q
period 2010-09-25
McCormick & Schmicks Seafood Restaurants Inc.
filed 2010-11-03
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

There were 14,862,528 shares of common stock outstanding as of November 1, 2010.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

McCormick & Schmick’s Seafood Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets – Unaudited

(In thousands, except per share data)

	December 26, 2009	September 25, 2010
Assets
Current assets:
Cash and cash equivalents	$8,623	$4,948
Trade accounts receivable, net	10,462	8,174
Tenant improvement allowance receivables	496	292
Income tax receivable	1,007	1,434
Inventories	5,585	5,574
Prepaid expenses and other current assets	2,854	3,768

Total current assets	29,027	24,190

Property and equipment, net	158,465	156,938
Other assets	3,600	3,790

Total assets	$191,092	$184,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,766	$12,287
Accrued expenses	29,561	23,254
Deferred income taxes	278	192

Total current liabilities	45,605	35,733

Revolving credit facility	13,000	12,000
Deferred rent and other long-term liabilities	35,532	37,087
Capital lease obligations	3,038	3,186
Deferred income taxes	1,634	1,961

Total liabilities	98,809	89,967

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value, 120,000 shares authorized, 14,785 and 14,845 shares issued and outstanding for December 26, 2009 and September 25, 2010, respectively	15	15
Additional paid-in-capital	148,630	149,208
Accumulated other comprehensive loss	(220)	(10)
Accumulated deficit	(56,142)	(54,262)

Total stockholders’ equity	92,283	94,951

Total liabilities and stockholders’ equity	$191,092	$184,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

(In thousands, except per share data)

	For the Thirteen Week Period Ended		For the Thirty-Nine Week Period Ended
	September 26, 2009	September 25, 2010	September 26, 2009	September 25, 2010
Revenues	$85,984	$84,900	$270,620	$259,455
Restaurant operating costs:
Food and beverage	25,053	24,550	80,267	77,230
Labor	27,761	27,779	88,518	85,339
Operating	13,131	13,063	41,629	38,516
Occupancy	9,200	9,723	28,190	28,268

Total restaurant operating costs	75,145	75,115	238,604	229,353

General and administrative expenses	4,826	4,088	15,619	13,819
Restaurant pre-opening costs	109	93	750	1,226
Depreciation and amortization	4,241	3,955	12,614	11,614
Impairment, restructuring and other charges	42	—	594	—

Total costs and expenses	84,363	83,251	268,181	256,012

Operating Income	1,621	1,649	2,439	3,443

Interest expense, net	469	430	1,316	1,236
Other income, net	(37)	—	(10)	—

Income before income taxes	1,189	1,219	1,133	2,207
Income tax expense	179	183	78	327

Net income	$1,010	$1,036	$1,055	$1,880

Basic net income per share	$0.07	$0.07	$0.07	$0.13

Diluted net income per share	$0.07	$0.07	$0.07	$0.13

Shares used in per share calculations:
Basic	14,785	14,814	14,764	14,802

Diluted	14,848	14,908	14,780	14,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Thirty-Nine Week Period Ended
	September 26, 2009	September 25, 2010

Cash flows from operating activities:
Net income	$1,055	$1,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,614	11,614
Loss on sale of assets	—	25
Deferred income taxes	132	241
Share-based compensation	580	603
Impairment, restructuring and other charges	277	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,880	2,298
Tenant improvement allowance receivables	2,289	204
Income tax receivable	3,135	(427)
Inventories	770	21
Prepaid expenses and other current assets	(810)	(808)
Accounts payable	(3,486)	(3,492)
Accrued expenses	(10,168)	(6,891)
Other long-term liabilities	2,187	1,939

Net cash provided by operating activities	10,455	7,207

Cash flows from investing activities:
Purchase of property and equipment	(4,983)	(9,154)
Additions to other assets	(185)	(492)

Net cash used in investing activities	(5,168)	(9,646)

Cash flows from financing activities:
Borrowings made on revolving credit facility	95,000	71,500
Payments made on revolving credit facility	(100,500)	(72,500)
Payments made on note payable obligation	(31)	(33)
Deemed landlord financing proceeds (in the form of tenant improvement allowances)	675	—
Deemed landlord financing payments	(179)	(260)
Net cash used in financing activities	(5,035)	(1,293)

Effect of exchange rate changes	294	57

Increase (decrease) in cash and cash equivalents	546	(3,675)

Cash and cash equivalents:
Beginning of period	4,428	8,623

End of period	$4,974	$4,948

Supplemental Cash Flow Information:
Cash paid for interest	$1,127	$698
Cash (paid for) received from income taxes, net	$3,049	$(424)
Non-cash financing	$—	$481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of September 25, 2010, operated 96 restaurants including 89 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and seven restaurants under The Boathouse name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

On November 3, 2010 the Company announced a change in fiscal year, from the last Saturday in December (December 25 for the 2010 fiscal year) to the Wednesday closest to December 31, which may be before or after December 31 (December 29 for the 2010 fiscal year).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen and thirty-nine week periods ended September 25, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2010. Certain amounts reported in previous years may have been reclassified to conform to the current year presentation.

The condensed consolidated balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 26, 2009.

3. Share-Based Compensation

As a regular component of their annual compensation, the five independent members of the Company’s Board of Directors were granted a total of 18,420 shares of restricted stock in May 2010. The restricted stock vests in May 2011. The fair value of the restricted stock was $175 thousand and will be recognized as expense over the vesting period of the shares, with approximately $100 thousand being recognized in fiscal year 2010.

4. Comprehensive Income

The components of comprehensive income (unaudited) for the thirteen and thirty-nine week periods ended September 26, 2009 and September 25, 2010 were as follows (in thousands):

	Thirteen week period ended		Thirty-nine week period ended
	September 26, 2009	September 25, 2010	September 26, 2009	September 25, 2010
Net income	$1,010	$1,036	$1,055	$1,880
Other comprehensive income – foreign currency translation	537	138	1,022	210

Total comprehensive income	$1,547	$1,173	$2,077	$2,089

5. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company. Total rent paid to these landlords was $0.3 million for each of the thirteen week periods ended September 26, 2009 and September 25, 2010 and $0.7 million for each of the thirty-nine week periods ended September 26, 2009 and September 25, 2010.

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

The Company’s primary insurer in 2004 has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the accounting for employment related liabilities. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could negatively affect the Company’s results of operations and financial position. The amount of claims currently in dispute is $1.7 million which represents costs already incurred by the Company in which we are seeking to recover. The Company has accounted for the litigation with the insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and management has concluded that no liability should be recorded at this time.

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

	Thirteen week period ended		Thirty-nine week period ended
	September 26, 2009	September 25, 2010	September 26, 2009	September 25, 2010
Shares used for basic net income per share	14,785	14,814	14,764	14,802
Dilutive effect of stock options and restricted stock	63	94	16	120

Shares used for diluted net income per share	14,848	14,908	14,780	14,922

Shares not included in dilutive per share calculations because they were antidilutive	300	386	300	284

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K, as amended, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

The following section contains forward-looking statements which are subject to risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, anticipated cost savings and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Important factors that could cause actual results to differ materially from our expectations include those discussed below under “Risk Factors.” These risks include, but are not limited to, our ability to maintain adequate working capital to fund our ongoing operations and necessary capital expenditures; continuing or worsening economic conditions, particularly conditions that disproportionately affect discretionary spending; failure of our growth strategy; and changes in food availability or costs. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

OVERVIEW

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of September 26, 2010 we have expanded our restaurant base to 96 restaurants, including one restaurant operated pursuant to a management contract and seven restaurants operating in Canada under The Boathouse name.

We offer our guests a daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We created our preferred guest program in 2006, and now have more than 110,000 primary members and nearly 85,000 secondary members and our online marketing e-mail club database includes more than 360,000 members.

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

STRATEGIC FOCUS AND OPERATING OUTLOOK

Our primary business focus for more than 38 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have expanded our McCormick & Schmick’s seafood restaurant concept throughout 25 states in the United States and have competed effectively with both national and regional restaurant chains as well as with local operators.

Our objective is to continue to prudently expand the McCormick & Schmick’s seafood restaurant base in existing and new markets. We have accomplished our expansion goals for 2010 by opening two McCormick & Schmick’s seafood restaurants, as well as one The Boathouse Restaurant. In addition to new restaurant growth, we continue to strive to maximize comparable restaurant sales and guest counts as well as restaurant level operating margins.

We continue to consider expanding The Boathouse Restaurant concept in Canada, as well as the possibility of utilizing it as a complementary concept in the United States.

We believe we can build revenues and profitability through new restaurant development, building traffic at existing restaurants and operating existing restaurants more efficiently. However, our strategic focus and operating outlook may change, perhaps significantly, if the current economic downturn continues or worsens.

FINANCIAL PERFORMANCE OVERVIEW

The following are highlights of our financial performance for the thirteen week period ended September 25, 2010 compared to the thirteen week period ended September 26, 2009:

•	Revenues decreased 1.3% to $84.9 million from $86.0 million;

•	Comparable restaurant sales decreased 4.6%;

•	Comparable restaurant traffic decreased 8.7%;

•	Operating income remained consistent at $1.6 million;

•	Net income remained consistent at $1.0 million; and

•	Diluted net income per share remained consistent at $0.07 per share.

RECENT DEVELOPMENTS

Foodservice Distribution Agreement

On October 12, 2010, we entered into a Foodservice Distribution Agreement (the “Agreement”) with Distribution Market Advantage, Inc. (“DMA”). The Agreement provides for inventory to be supplied to the Company through five distributors represented by DMA: Ben E. Keith Company, Food Services of America, Inc., Gordon Food Service, Inc., Reinhart Foodservice, L.L.C., and Shamrock Foods Company. The Agreement requires the Company to purchase at least 80% of certain types of inventory and supplies from or through those DMA distributors.

The Agreement will be effective on January 31, 2011 and expire on January 31, 2014. The Agreement may be terminated by either party upon 120 days prior notice, or in the event of a material breach (after the elapse of a cure period), or may be terminated by DMA if the Company fails to make payment, DMA believes that the Company will not be able to meet its financial obligations, or upon 60 days prior notice if the Company objects to certain amendments proposed by DMA.

The Company intends to terminate its existing supply agreement with Sysco Corporation upon the expiration of the term of that agreement on January 31, 2011.

RESULTS OF OPERATIONS: Thirteen week period ended September 26, 2009 compared to Thirteen week period ended September 25, 2010

	Thirteen Week Period Ended (1)
	September 26, 2009		September 25, 2010
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$85,984	100.0%	$84,900	100.0%
Restaurant operating costs:
Food and beverage	25,053	29.1	24,550	28.9
Labor	27,761	32.3	27,779	32.7
Operating	13,131	15.3	13,063	15.4
Occupancy	9,200	10.7	9,723	11.5

Total restaurant operating costs	75,145	87.4	75,115	88.5
General and administrative expenses	4,826	5.6	4,088	4.8
Restaurant pre-opening costs	109	0.1	93	0.1
Depreciation and amortization	4,241	4.9	3,955	4.7
Impairment, restructuring and other charges	42	—	—	—

Total costs and expenses	84,363	98.1	83,251	98.1

Operating income	1,621	1.9	1,649	1.9
Interest expense, net	469	0.5	430	0.5
Other income, net	(37)	—	—	—

Income before income taxes	1,189	1.4	1,219	1.4
Income tax expense	179	0.2	183	0.2

Net income	$1,010	1.2%	$1,036	1.2%

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Thirteen Week Period Ended
(Dollars in thousands)	September 26, 2009	September 25, 2010	Dollar Change	% Change
Revenues	$85,984	$84,900	$(1,084)	(1.3)%

Restaurant operating costs:
Food and beverage	$25,053	$24,550	$(503)	(2.0)%
Labor	27,761	27,779	18	0.1%
Operating	13,131	13,063	(68)	(0.5)%
Occupancy	9,200	9,723	523	5.7%

Total restaurant operating costs	$75,145	$75,115	$(30)	0.0%

	Thirteen Week Period Ended
	September 26, 2009	September 25, 2010
Store operating weeks	1,196	1,235
Number of company owned restaurants operating during the period	92	95

Revenues

Our revenues are derived primarily from food and beverage sales.

Revenues decreased $1.1 million, or 1.3%, to $84.9 million in the thirteen week period ended September 25, 2010 compared to $86.0 million in the comparable period of 2009. The decrease in revenues was primarily due to the decline in comparable restaurant sales driven by a decrease in restaurant traffic of 8.7% offset by an increase in net pricing and product mix of 4.1%. Revenues were also positively affected by the increase in store operating weeks as a result of the additional restaurants opened in the fiscal 2010 period compared to the fiscal 2009 period.

Income from gift card breakage remained consistent at $0.3 million in the thirteen week period ended September 25, 2010 and in the comparable period of 2009.

Food and Beverage Costs

Food and beverage costs include the cost of all food and beverage utilized in our restaurant operations.

Food and beverage costs decreased $0.5 million, or 2.0%, to $24.6 million in the thirteen week period ended September 25, 2010 compared to $25.1 million in the comparable period of 2009. The decrease in food and beverage costs was primarily due to lower restaurant sales. The decrease in food and beverage costs as a percentage of revenues was primarily due to a decline in food costs.

Labor Costs

Labor costs include salaries and wages and related payroll costs for employees engaged in the direct operations of the restaurants.

Labor costs remained consistent at $27.8 million in the thirteen week period ended September 25, 2010 and in the comparable period of 2009. We are typically able to increase or decrease our workforce hours as needed, which allows us to match a significant portion of our labor costs with fluctuations in revenue. The increase in labor costs as a percentage of revenue was a result of sales deleveraging.

Operating Costs

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, janitorial, utilities, marketing and advertising, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary.

Operating costs remained consistent at $13.1 million in the thirteen week period ended September 25, 2010 and in the comparable period of 2009. The slight increase in operating costs as a percentage of revenue was a result of sales deleveraging.

Occupancy Costs

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes.

Occupancy costs increased $0.5 million, or 5.7%, to $9.7 million in the thirteen week period ended September 25, 2010 compared to $9.2 million in the comparable period of 2009. The increase in occupancy costs was primarily due to an overall increase in lease expense as additional restaurants were opened during 2010. The increase in occupancy costs as a percentage of revenues was primarily a result of a significant portion of our occupancy costs being fixed and a decrease in our revenues.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

	Thirteen Week Period Ended
(Dollars in thousands)	September 26, 2009	September 25, 2010	Dollar Change	% Change

General and administrative expense	$4,826	$4,088	$(738)	(15.3)%
Restaurant pre-opening costs	109	93	(16)	*
Depreciation and amortization	4,241	3,955	(286)	(6.7)%
Impairment, restructuring and other charges	42	—	—	(100.0)%

*	Not meaningful

General and Administrative Expenses

General and administrative expenses consist of expenses associated with corporate administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff compensation, employee benefits, travel, legal fees, professional fees and technology expense.

General and administrative expenses decreased $0.7 million, or 15.3%, to $4.1 million in the thirteen week period ended September 25, 2010 compared to $4.8 million in the comparable period of 2009. The decrease in general and administrative expenses was primarily due to decreases in legal and consulting fees and reductions in employee related expenses as a result of cost saving initiatives.

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

Restaurant pre-opening costs remained consistent at $0.1 million in the thirteen week period ended September 25, 2010 and in the comparable period of 2009.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets, software and non-transferable liquor license fees.

Depreciation and amortization decreased $0.3 million, or 6.7%, to $4.0 million in the thirteen week period ended September 25, 2010 compared to $4.2 million in the comparable period of 2009. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets written down in fiscal 2009.

Impairment, Restructuring and Other Charges

Impairment, restructuring and other charges of $42 thousand in the thirteen week period ended September 26, 2009 primarily related to severance costs and other termination benefits paid to employees.

Operating Income, Interest Expense, Net, Other Expense, Net, Income Tax Expense and Net income

	Thirteen week period ended
(Dollars in thousands)	September 26, 2009	September 25, 2010	Dollar Change	% Change
Operating income	1,621	1,649	28	1.7%
Interest expense, net	469	430	(39)	8.3%
Other income, net	(37)	—	(37)	100%
Income tax expense	179	183	4	*
Net income	1,010	1,036	26	2.6%

*	Not meaningful

Operating Income

Operating income remained consistent at $1.6 million in the thirteen week period ended September 25, 2010 and in the comparable period of 2009 as the decrease in revenue was offset by the decrease in total costs and expenses.

Interest Expense, Net

Interest expense, net, was $0.4 million for the thirteen week period ended September 25, 2010, compared to $0.5 million in the comparable period of 2009. The decrease is primarily attributed to a decline in the balance of our revolving credit facility.

Income Tax Expense

Our effective tax rate was an expense of 15.0% in the thirteen week period ended September 25, 2010 and 15.1% in the comparable period of 2009. The effective tax rate in fiscal 2010 is expected to be affected by the release of a portion of the valuation allowance against deferred tax assets as we project modest taxable income for the fiscal year in certain tax jurisdictions. The effective tax rate in the fiscal 2009 period was positively affected by a tax benefit related to our Canadian subsidiary.

Net Income

Net income remained consistent at $1.0 million in the thirteen week period ended September 25, 2010 and in the comparable period of 2009 as the decrease in revenue was offset by the decrease in total costs and expenses.

RESULTS OF OPERATIONS: Thirty-nine week period ended September 26, 2009 compared to Thirty-nine week period ended September 25, 2010

The following are highlights of our financial performance for the thirty-nine week period ended September 25, 2010 compared to the thirty-nine week period ended September 25, 2009:

•	Revenues decreased 4.1% to $259.5 million from $270.6 million;

•	Comparable restaurant sales decreased 6.1%;

•	Comparable restaurant traffic decreased 6.5%;

•	Operating income increased to $3.4 million from $2.4 million;

•	Net income increased to $1.9 million from $1.1 million; and

•	Diluted net income per share increased to $0.13 per share from $0.07 per share.

	Thirty-Nine Week Period Ended (1)
	September 26, 2009		September 25, 2010
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$270,620	100.0%	$259,455	100.0%
Restaurant operating costs:
Food and beverage	80,267	29.7	77,230	29.8
Labor	88,518	32.7	85,339	32.9
Operating	41,629	15.4	38,516	14.8
Occupancy	28,190	10.4	28,268	10.9

Total restaurant operating costs	238,604	88.2	229,353	88.4
General and administrative expenses	15,619	5.8	13,819	5.3
Restaurant pre-opening costs	750	0.3	1,226	0.5
Depreciation and amortization	12,614	4.7	11,614	4.5
Impairment, restructuring and other charges	594	0.2	—	—

Total costs and expenses	268,181	99.1	256,012	98.7

Operating income	2,439	0.9	3,443	1.3
Interest expense, net	1,316	0.5	1,236	0.5
Other income, net	(10)	—	—	—

Income before income taxes	1,133	0.4	2,207	0.9
Income tax expense	78	—	327	0.1

Net income	$1,055	0.4%	$1,880	0.7%

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Thirty-Nine Week Period Ended
(Dollars in thousands)	September 26, 2009	September 25, 2010	Dollar Change	% Change
Revenues	$270,620	$259,455	$(11,165)	(4.1)%

Restaurant operating costs:
Food and beverage	$80,267	$77,230	$(3,037)	(3.8)%
Labor	88,518	85,339	(3,179)	(3.6)%
Operating	41,629	38,516	(3,113)	(7.5)%
Occupancy	28,190	28,268	78	0.3%

Total restaurant operating costs	$238,604	$229,353	$9,251	(3.9)%

	Thirty-nine Week Period Ended
	September 26, 2009	September 25, 2010
Store operating weeks	3,595	3,696
Number of company owned restaurants operating during the period	92	95

Revenues

Revenues decreased $11.2 million, or 4.1%, to $259.5 million in the thirty-nine week period ended September 25, 2010 compared to $270.6 million in the comparable period of 2009. The decrease in revenues was primarily due to the decline in comparable restaurant sales driven by decreases in traffic of 6.5% offset by a slight increase in net pricing and product mix of 0.4%. Revenues were positively affected by the increase in store operating weeks as a result of the addition of restaurants in the fiscal 2010 period compared to the fiscal 2009 period.

Income from gift card breakage was $0.3 million in the thirty-nine week period ended September 25, 2010 compared to $0.5 million in the comparable period of 2009.

Food and Beverage Costs

Food and beverage costs decreased $3.0 million, or 3.8%, to $77.2 million in the thirty-nine week period ended September 25, 2010 compared to $80.3 million in the comparable period of 2009. The decrease in food and beverage costs was primarily due to lower restaurant sales. The slight increase in food and beverage costs as a percentage of revenues was due to our strategic initiative to offer more attractively priced wines to better connect with our guest and expand our guest population.

Labor Costs

Labor costs decreased $3.2 million, or 3.6%, to $85.3 million in the thirty-nine week period ended September 25, 2010 compared to $88.5 million in the comparable period of 2009. The decrease in labor costs was primarily due to a decrease in staffing hours as a result of our sales decline, as well as lower bonus expense in the fiscal 2010 period compared to the fiscal 2009 period. We are typically able to increase or decrease our workforce hours as needed, which allows us to match a significant portion of our labor costs with fluctuations in revenue. The increase in labor costs as a percentage of revenue was a result of sales deleveraging.

Operating Costs

Operating costs decreased $3.1 million, or 7.5%, to $38.5 million in the thirty-nine week period ended September 25, 2010 compared to $41.6 million in the comparable period of 2009. The decrease in operating costs, both in dollars and as a percentage of revenues, was primarily due to lower janitorial costs as restaurants continued to see benefit from in-house janitor labor compared to outsourced labor and lower utility and laundry costs.

Occupancy Costs

Occupancy costs increased $0.1 million, or 0.3%, to $28.3 million in the thirty-nine week period ended September 25, 2010 compared to $28.2 million in the comparable period of 2009. The increase in occupancy costs was primarily due to an overall increase in lease expense as additional restaurants were opened during 2010. The increase in occupancy costs as a percentage of revenues was primarily a result of a significant portion of our occupancy costs being fixed and a decrease in our revenues.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

	Thirty-Nine Week Period Ended
(Dollars in thousands)	September 26, 2009	September 25, 2010	Dollar Change	% Change

General and administrative expense	$15,619	$13,819	$(1,800)	(11.5)%
Restaurant pre-opening costs	750	1,226	476	*
Depreciation and amortization	12,614	11,614	(1,000)	(7.9)%
Impairment, restructuring and other charges	594	—	(594)	(100.0)%

*	Not meaningful

General and Administrative Expenses

General and administrative costs decreased $1.8 million, or 11.5%, to $13.8 million in the thirty-nine week period ended September 25, 2010 compared to $15.6 million in the comparable period of 2009. The decrease in general and administrative expenses was primarily due to decreases in travel costs, legal and consulting fees and reductions in employee related expenses as a result of cost saving initiatives.

Restaurant Pre-Opening Costs

Restaurant pre-opening costs increased $0.5 million to $1.2 million in the thirty-nine week period ended September 25, 2010 compared to $0.8 million in the comparable period of 2009. The increase in restaurant pre-opening costs was due to the timing of restaurant openings. We opened three restaurants in the first thirty-nine weeks of fiscal 2010 compared to the opening of two restaurants in the first thirty-nine weeks of fiscal 2009.

Depreciation and Amortization

Depreciation and amortization decreased $1.0 million, or 7.9%, to $11.6 million in the thirty-nine week period ended September 25, 2010 compared to $12.6 million in the comparable period of 2009. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets written down fiscal 2009.

Impairment, Restructuring and Other Charges

Impairment, restructuring and other charges of $0.6 million in the thirty-nine week period ended September 26, 2009 primarily related to severance costs and other termination benefits paid to employees.

Operating Income, Interest Expense, Net, Other Expense, Net, Income Tax Expense and Net income

	Thirty-nine week period ended
(Dollars in thousands)	September 26, 2009	September 25, 2010	Dollar Change	% Change
Operating income	$2,439	$3,443	$1,004	41.2%
Interest expense, net	1,316	1,236	(80)	(6.1)%
Other income, net	10	—	(10)	(100.0)%
Income tax expense	78	327	249	*
Net income	1,055	1,880	825	78.2%

*	Not meaningful

Operating Income

Operating income increased $1.0 million, or 41.2%, to $3.4 million in the thirty-nine week period ended September 25, 2010 compared to $2.4 million in the comparable period of 2009 as the decrease in revenues was more than offset by the decreases in total costs and expenses.

Interest Expense, Net

Interest expense, net, was $1.2 million for the thirty-nine week period ended September 25, 2010, compared to $1.3 million in the comparable period of 2009. The decrease is primarily attributed to a decline in the balance of our revolving credit facility.

Income Tax Expense

Our effective tax rate was an expense of 14.8% in the first thirty-nine weeks of fiscal 2010 and 6.9% in the first thirty-nine weeks of fiscal 2009. The effective tax rate in fiscal 2010 is expected to be affected by the release of a portion of the valuation allowance against deferred tax assets as we project modest taxable income for the fiscal year in certain tax jurisdictions. The effective tax rate in the fiscal 2009 period was positively affected by a tax benefit related to our Canadian subsidiary.

Net Income

Net income increased $0.8 million to $1.9 million in the thirty-nine week period ended September 25, 2010 compared to $1.1 million in the comparable period of 2009 as the decrease in revenues was more than offset by the decreases in total costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs have been for new restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under our credit facility. Our main sources of cash have been net cash provided by operating activities, borrowings under our credit facility and cash from tenant improvement allowances. The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows.

	Thirty-Nine Week Period Ended
(Dollars in thousands)	September 26, 2009	September 25, 2010
Net cash provided by operating activities	$10,455	$7,207
Net cash used in investing activities	(5,168)	(9,646)
Net cash used in financing activities	(5,035)	(1,293)
Effect of exchange rate changes on cash and cash equivalents	294	57

Net increase (decrease) in cash and cash equivalents	$546	$(3,675)

For much of the Company’s history, we have successfully operated with a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital because we are able to sell many of our food inventory items before payment is due to our suppliers. Credit card receivables, our primary type of receivable, are collected within a few business days of a guest’s payment by credit card. We have operated successfully with similar levels of working capital deficit as this level does not fluctuate greatly from year to year and is the appropriate level to support our operations based on the reasons noted above. Funds available from revenues not needed immediately for working capital purposes historically have been used for capital expenditures or to repay debt.

We had a working capital deficit of $11.5 million at September 25, 2010 compared to $16.6 million at December 26, 2009 and our current ratio was 0.68 at September 25, 2010 compared to 0.64 at December 26, 2009. We utilize our credit facility to cover working capital shortfalls by drawing on our facility daily as needed and then repaying promptly as funds become available.

Cash Flow from Operating Activities

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction and pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next twelve months from September 25, 2010. However, this circumstance could change, perhaps significantly, if the current economic downturn does not improve or worsens.

Net cash provided by operating activities was $7.2 million in the thirty-nine week period ended September 25, 2010 compared to $10.5 million in the thirty-nine week period ended September 26, 2009. The decrease in net cash provided by operating activities to date in 2010 compared to 2009 was primarily due to the change in net income, excluding non-cash impairment and deferred income taxes, coupled with changes in working capital. Our primary source of cash is revenue from customers. Guests pay for food and beverage purchases at the time of sale in cash or by credit card, which are converted to cash within a few business days. Our primary uses of cash are for inventory purchases, labor and occupancy which closely approximate the cash basis of accounting as these items are settled in cash within a short period of time.

The most significant cause of the decline in net cash provided by operating activities was a 4.1% decline in revenues in the thirty-nine week period ended September 25, 2010 compared to comparable period of 2009.

Cash Flow from Investing Activities

Net cash used in investing activities in the thirty-nine week period ended September 25, 2010 was $9.6 million and primarily consisted of capital expenditures of $9.2 million. Cash was used primarily for equipment purchases, the purchase of leasehold assets and construction costs related to new restaurant openings and to upgrade and add capacity to existing restaurants. During the thirty-nine week period ended September 25, 2010, we opened three new restaurants.

We have not finalized our capital expenditures budget for the next twelve months. However, we are engaged in a number of ongoing initiatives to enhance our facilities, and we regularly invest in our information technology systems to support future growth and development of our restaurant operations. From time to time we also evaluate programs that, if adopted, would require us to make additional capital expenditures, some of which may be material. At present, we have not adopted any program that would require a material increase in capital expenditures in excess of budget, and we anticipate that, were we to adopt any such plans, expenditures would be managed to balance liquidity and working capital needs with any extraordinary expenses and capital expenditures, taking into account any additional resources such as borrowings under existing or future credit arrangements.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.3 million in the thirty-nine week period ended September 25, 2010 and consisted primarily of net borrowings on our revolving credit facility. We utilize our revolving credit facility to fund our construction of new restaurants, remodeling of existing restaurants, as well as fund our ongoing operations.

We have a $90 million revolving credit facility, with an additional $50.0 million available at our request if specified conditions are met. As of September 25, 2010, we had $12.0 million outstanding on the facility at an effective interest rate of 2.78%. Under the revolving credit facility agreement, we are subject to certain financial covenants, including a maximum adjusted leverage ratio and a minimum fixed charge ratio. We are in compliance with these covenants as of September 25, 2010. Amounts outstanding under the revolving credit facility agreement are collateralized by the stock of our subsidiaries and mature on December 28, 2012.

The revolving credit facility agreement also provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. Our commercial bank issues standby letters of credit to secure our obligations to pay or perform as required pursuant to the requirements of an underlying agreement for the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 25, 2010, the maximum exposure under these standby letters of credit was $2.8 million.

At September 25, 2010 there was $75.2 million available for future borrowings under the revolving credit facility.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of September 25, 2010 we had not repurchased any shares.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in the management’s discussion and analysis of financial condition and results of operations in Form 10-K for the year ended December 26, 2009, as amended.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We reaffirm the significant accounting policies in our notes to consolidated financial statements reported in Form 10-K for the year ended December 26, 2009, as amended, with the following update to revenue recognition.

Revenues are recognized at the point of delivery of products and services. The Company recognizes gift card income when the gift card is redeemed by the guest; or the likelihood of the gift card being redeemed by the guest is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to governmental entities. The Company determines the gift card breakage rate based upon historical redemption patterns. Certain of our gift cards are sold on a discount and the net value (face value to be redeemed less the discount offered) is deferred until redeemed or breakage is deemed appropriate. Gift card income is included within revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that will have a material effect on our results of operations, cash flows or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our Form 10-K (Item 7A) for the year ended December 26, 2009, as amended.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in regards to ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 25, 2010.

Changes in Internal Control Over Financial Reporting

We have evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2010 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The following represent material changes in our internal control over financial reporting during the quarter ended September 25, 2010 that pertain to the remediation of our material weakness in the internal control over financial reporting as discussed below.

During the quarter ended June 26, 2010, we determined that our consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2009 and the thirteen week period and fiscal year ended December 26, 2009 were affected by an error in the recording of gift card breakage income and that a restatement was needed. As previously disclosed, the accounts impacted were revenues, accrued liabilities and the related impact on our income tax accounts.

In connection with this restatement we had reassessed the Company’s controls and procedures including internal control over financial reporting and determined that a material weakness existed. We have concluded based on the remediation actions described below, that this material weakness did not exist at September 25, 2010.

In order to remediate the material weakness, we re-designed our gift card account reconciliation process to properly capture the breakage of discounted gift cards, added a more robust account analytic to our monthly closing process to identify unusual trends in the gift card discount account and strengthened the process of reviewing the gift card account reconciliations by hiring a new accounting manager with more extensive technical accounting knowledge. As of September 25, 2010, we believe that the additional control procedures that have been implemented have fully remediated the material weakness.

No other material changes in our internal control over financial reporting occurred during the period.

Remediation of Previously Disclosed Material Weakness

As of September 25, 2010 the enhancements to our internal controls discussed above have been in place for a sufficient period of time such that we have concluded that the material weakness disclosed on Form 10-Q filed on August 5, 2010 and Form 10-Q/A and Form 10-K/A filed on August 20, 2010 has been remediated. We have evaluated these remediation procedures described above in connection with the execution of our quarterly disclosure controls and procedures as of September 25, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against us by private party plaintiffs and various government agencies, including federal, state and local taxing agencies, various state and local health departments, and the Equal Employment Opportunity Commission and other employment related agencies, among others. In certain instances we may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims. We are currently a defendant in several disputes that may be litigated in court. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal 2008, we initiated litigation to contest the insurer’s conclusion. The amount of claims currently in dispute is $1.7 million which represents costs already incurred by the Company in which we are seeking to recover. We have accounted for the litigation with our insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and determined that no liability should be recorded at this time.

Item 1A.	Risk Factors

Continued or worsening economic conditions and disruptions in the financial markets may adversely impact our business and results of operations, including potential impairment of the long-lived assets of our restaurants, and could increase our cost of borrowing.

The restaurant industry is being adversely affected by economic factors, including changes in national, regional and local economic conditions, employment levels and consumer spending patterns. The increased concerns about the economy and financial markets have reduced consumer confidence and decreased restaurant traffic which is harmful to our business and results of operations. If these conditions continue or worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

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

We opened twelve company-owned restaurants and acquired five The Boathouse restaurants in 2007, and, in 2008 we opened eleven company-owned restaurants. We opened two company-owned restaurants in 2009 and three during the first three quarters of 2010. Our future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected.

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

As of September 25, 2010, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, fourteen in California, and seven in the greater Vancouver, British Columbia area. Our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations.

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

Date: November 3, 2010