Form 10-K
period 2010-12-29
McCormick & Schmicks Seafood Restaurants Inc.
filed 2011-03-11
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on December 29, 2010 on The Nasdaq Stock Market Global Market) was $133,814,695. There were 14,835,332 shares of common stock outstanding as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

i

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements other than those that expressly state historical facts. Among others, this Annual Report includes forward-looking statements regarding our plans, expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding the expected number of future restaurant openings and expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Important factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements include those listed in Item 1A, “Risk Factors.” These risks include, but are not limited to, our ability to maintain adequate working capital to fund our ongoing operations and necessary capital expenditures; worsening economic conditions, particularly conditions that disproportionately affect discretionary spending; failure of our growth strategy; and changes in food availability or costs. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “McCormick & Schmick’s,” “we,” “us,” or “our” or similar words are to McCormick & Schmick’s Seafood Restaurants, Inc., and its wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

McCormick & Schmick’s Seafood Restaurants, Inc. is a leading national seafood restaurant owner and operator in the affordable upscale dining segment. We have successfully grown our business during the past 39 years by focusing on serving a broad selection of fresh seafood. As of December 29, 2010, we had 96 restaurants, including 89 restaurants in the United States, of which one is operated pursuant to a management agreement, and seven restaurants in Canada under The Boathouse name.

Our menu is printed daily and includes an extensive selection of international, national, regional and local varieties of seafood. Our signature “Fresh List,” prominently displayed at the top of our daily-printed menus, features 20 to 30 varieties of fresh seafood, based on seasonality, product availability, price and guest preferences. We also offer several alternatives to seafood, including high quality beef, creative salads and fresh pasta dishes.

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

We believe we are the only high quality seafood restaurant that operates on a national scale, and we have successfully differentiated ourselves from our competitors by focusing on the following core strengths.

Fresh Seafood

Our primary business focus for more than 39 years has been to consistently offer a broad selection of fresh seafood, which commands strong loyalty from our guests. Our daily-printed menu typically includes an extensive selection of nationally available species such as Alaskan king crab, Atlantic lobster and Alaskan halibut, as well as regional and seasonal products such as wild king salmon, Louisiana redfish and Columbia River sturgeon to name a few. All of our restaurants also offer an extensive variety of cold water oysters. The executive chef at the majority of our restaurants tailors the menu, at least once daily, based on the availability and price of different varieties of fresh seafood, as well as local guest preferences.

Our menu’s signature “Fresh List”, featuring 20 to 30 fresh seafood varieties sourced each day, differentiates us from many of our competitors. Through our close and long-standing relationships with a broad network of reputable local and national seafood vendors, we are able to offer a wide variety of consistently fresh, high quality seafood from international, national, regional and local waters. We encourage our vendors to adopt preferred and sustainable fishing practices to guarantee the current and future quality and supply of our seafood. During our daily “fresh talk,” the executive chef at each of our restaurants educates our restaurant staff on the menu items of the day so we can effectively communicate the sourcing, freshness, quality and method of preparation of our products to our guests.

In 2010 we completed the roll-out of several enhancements to our menu offerings that include a diversified Small Plate section ranging in price from $5.95 to $9.95, a sushi selection, including five to seven traditional and unique offerings, and a Seafood Bar section that offers items such as shrimp, oysters and crab by the piece, so guests can build their own combinations.

Attraction of Our Full-Service Bar

Our bar operations are an integral part of the McCormick & Schmick’s brand and central to our broad appeal. This philosophy dates back to our first restaurant, Jake’s Famous Crawfish, the success of which was largely driven by its bar operation, enhancing the dining room business by creating a social environment and building clientele. Our bar operation remains a cornerstone of our restaurant concept today, showcasing our commitment to traditionalism and quality. We attract patrons to our bar as a final destination where they can enjoy a broad selection of liquors, wines and beers in a traditional yet lively environment. Our cocktails are created using traditional methods and are hand-shaken, hand-poured and made with freshly squeezed juices, underlining our focus on product quality. We also offer value-priced food items in our bars during our happy hour, which tends to attract younger guests whom we aim to secure as regular restaurant guests.

As a result of our focus on our bar operations as an integral part of our business, our bars drive sales in our dining rooms. We run our bar operations as a profit center rather than a mere holding area for diners. In 2010, bar sales accounted for approximately 27.8% of our gross sales and contributed higher gross margins than food sales. The higher gross margins we generate from bar sales allows us the flexibility to offer lower prices on some of our bar food menu items, helping us maintain our broad guest appeal.

Broad Appeal of Our Concept

We appeal to a broad range of guests by providing an attractive price-value proposition, with prices that are generally more affordable than those of our upscale competitors. Additionally, we offer service that is superior to that of most other restaurants. The price of a typical meal, including beverages, ranges from $16 to $33 for lunch and $36 to $61 for dinner, with averages of approximately $23 and $50, respectively. Over the past few years, we have enhanced our menu to offer our guests more affordable dining options by including a selection of lower priced, yet still high-quality items on our menus for both lunch and dinner. Even the price sensitive diner values our superior service, and we have received recognition from our guests and industry awards for our service quality. The combination of our high quality seafood, pricing strategy and guest service enables us to attract a broad guest demographic. Most of our guests are 30 to 60 years old, primarily college-educated, in the middle to upper-middle income brackets. Our bar operations allow us to also capture the 25 to 35 year old professionals, positioning us to attract a younger clientele as dedicated restaurant guests.

In 2010, we continued to implement a number of new initiatives launched in mid-2009 to evolve our concept with the primary goals of increasing our connection to our current guests, broadening our guest base to include a younger audience, increasing our brand relevance, and improving our overall satisfaction ratings with our guests. This strategy involved rebranding our bar experience, expanding our culinary offerings, and synergizing our marketing efforts to include more digital and social marketing strategies to complement traditional marketing tactics.

More recently, we have announced a multi-faceted program aimed at building upon the successes of the past 39 years, strengthening our connectivity with our core guests while also increasing the visibility of our brand among a broader audience. This initiative is designed to bolster our existing restaurant management and staff, continue our cost-control programs, and improve our menu offerings in a way that increases guest satisfaction, improves traffic trends, and builds a better connection with a younger audience.

Entrepreneurial Culture with Corporate Control

A key component of our success for more than 39 years has been our commitment to promoting and sustaining an entrepreneurial culture throughout our restaurants, while maintaining strong corporate oversight and financial controls. Within this strong corporate infrastructure, each restaurant has profit and loss responsibility and a high degree of operating autonomy. The executive chef at each restaurant has the flexibility, within clearly defined corporate guidelines, to structure menus that cater to guest preferences in that restaurant’s market and respond to changes in product availability and market conditions. We offer quarterly and annual cash performance incentives to certain exempt employees at the restaurant level based on the restaurant’s revenues, costs and profitability, compliance with corporate administrative and payroll guidelines, and the success of other initiatives, such as local community involvement.

Our company’s strong culture helps us to attract and retain highly qualified and motivated individuals. Our average annual retention rate for our restaurant general managers and executive chefs is approximately 80%. Our decentralized, employee-oriented, entrepreneurial culture creates a sense of pride in our company and allows us to ensure quality service execution at the restaurant level. The stability of our management team and operating personnel, coupled with our disciplined but entrepreneurial culture, positions us for the continued success and growth of our concept.

As we seek to build upon our core strengths, we are implementing a variety of measures designed to improve our financial performance. These initiatives include a comprehensive service training and recertification program for all management and staff, committing additional financial resources to add depth to our management teams, and upgrading our “back-of-the-house” systems to provide additional support for day-to-day management. These investments do not stop at the individual restaurant levels: we also have added two new members to our Board of Directors with specific skills in human capital and branding strategy, and are actively searching to fill three key executive management positions to support our long-term strategic plan.

Portability of Our Brand

We have expanded the McCormick & Schmick’s Seafood Restaurant concept throughout the United States and have competed successfully with both national and regional restaurant chains and independent local operators, due in part to the flexibility of our real estate model and our nationwide infrastructure. As of December 29, 2010, we had 96 restaurants, including 89 restaurants in the United States, of which one is operated pursuant to a management agreement, and seven restaurants in Canada operating under The Boathouse name.

Our restaurants are designed to have broad consumer appeal. We customize our restaurant design and appearance to appeal to local consumer affinities and preferences, and have many restaurants located in buildings that have local significance, including some historic buildings. We have a proven track record of successfully opening restaurants in a variety of sizes, typically ranging from 6,000 to 14,000 square feet and in a number of real estate formats, including both freestanding and in-line locations. The typical size for our current restaurant prototype is approximately 8,000 square feet. The flexibility of our real estate model is a competitive advantage, allowing us to cost-effectively and opportunistically open restaurants in attractive markets without being constrained by a standard prototype or other limiting real estate factors.

We compete on a restaurant-by-restaurant basis with independent local restaurant operators while leveraging the operating strengths of our national infrastructure. The breadth and scale of our restaurant operations and our more than 39 years of experience in the business give us a competitive advantage in terms of the quality, sourcing and freshness of our menu offerings and flexibility of price points, making our model difficult to replicate. This competitive advantage contributes to our brand’s reputation for quality and service in the affordable upscale dining sector, which commands strong loyalty from our guests.

Our Growth Strategy

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

In selecting new market opportunities, we continue to focus on downtown and affluent suburban areas that have large middle to upper-middle income populations, have high guest traffic from thriving businesses or retail markets, and that are convenient for and appealing to business and leisure travelers. We will continue to promote the McCormick & Schmick’s brand image and our broad appeal by opening new restaurants in prime real estate locations and by customizing each new restaurant to the local market. Based on our strategic plan we may or may not open additional restaurants in 2011, but we currently expect that most of our growth will result from reinvestment in the current portfolio.

The acquisition of The Boathouse restaurants in 2007 marked our entry into the Canadian market through a well established brand known for its premier locations, broad appeal and operational excellence. We initially acquired five existing restaurants and one under construction, which we opened in October 2007, in the greater Vancouver, B.C. area. Our acquisition of The Boathouse restaurants was our first significant expansion through acquisition. In 2010, we opened our seventh The Boathouse restaurant in the greater Vancouver, B.C. area. We continue to evaluate acquisition opportunities in new markets and existing markets as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants, culture and business plan.

Reinvestment in existing restaurants

Just as important as growth opportunities outside of our restaurant base is the opportunity to reinvest in our existing restaurants to expand the top line sales potential. Beginning in 2009 and throughout 2010, we implemented upgrades in several restaurant locations to patios and/or restaurant décor, as well as to audio-visual equipment. Early in 2011 we announced a significant portfolio upgrade, which we expect will span the next two to three years, with a goal of improving long-term top-line sales and restaurant-level margins, leveraging our current leases, and refining our key design principles. We are assessing individual restaurant locations across our portfolio, with a goal of enhancing our customers’ experience while tailoring our enhancements based on a variety of factors including age of the location, competitive market analysis and local guest preferences. Some of our locations will require only basic cosmetic refreshing, while others will undergo more significant remodeling. We expect that this program will result in restaurant designs which blend traditional elements that have been instrumental to our success over the past four decades, with more updated features that will better connect with current guest preferences in each market. We have budgeted up to $15 million for this program in 2011, a portion of which is intended to cover deferred capital maintenance.

Capture of Ancillary Business Opportunities

We will continue to pursue secondary opportunities that are complementary to our primary concept and further our growth objectives. We operate a collection of individually branded restaurants that include The Heathman Restaurant, McCormick & Kuleto’s Seafood Restaurant, William Douglas Steakhouse, Jake’s Famous Crawfish, Jake’s Grill and Spenger’s Fresh Fish Grotto. We also operate seven restaurants under the name M&S Grill and seven restaurants in Canada under the name The Boathouse Restaurants. Our uniquely branded concepts offer an alternative menu to that of our McCormick and Schmick’s branded seafood restaurants. We will also continue to consider catering opportunities and management agreements with hotels. As of December 29, 2010, we operated one restaurant under a management agreement.

Unit Level Economics

Our average cash investment per restaurant opened since 1997 has been approximately $2.9 million, including leasehold improvements, furniture, fixtures and equipment, net of landlord incentive allowances. We have reduced the size of our restaurant prototype to facilitate our entry into a greater variety of markets and provide us with increased flexibility with site selection. We anticipate that our average investment per restaurant will be between approximately $2.2 million and $3.2 million going forward.

The average annualized restaurant sales volume in 2010 for restaurants opened as of December 29, 2010 was approximately $3.7 million. Restaurants opened prior to 2003, were, on average, approximately 10,000 square feet each. Since 2002, we have added 61 company-owned restaurants (including the restaurants acquired in The Boathouse acquisition), which average approximately 8,000 square feet each.

Menu, Food Preparation, Quality Control and Purchasing

Most of our menu items are prepared from scratch daily at each restaurant and each order is assembled when the order is placed with the kitchen staff. Each restaurant has an executive chef responsible for overseeing kitchen operations, including planning the daily-printed menu and ordering necessary ingredients and supplies. At a typical McCormick and Schmick’s restaurant, the executive chef is assisted by one to three sous chefs, who help to manage food preparation and service timing.

We maintain strict quality standards at all of our restaurants. We require each of our employees to adhere to these standards, and it is the responsibility of the general manager and the executive chef at each restaurant to ensure these standards are upheld. We are committed to providing our guests with high quality, fresh products and superior service. We regularly hold regional management meetings designed to re-emphasize McCormick & Schmick’s philosophy, culture, standards of operation and culinary development.

At the restaurant level, purchasing is primarily directed by the executive chef, who is trained in our purchasing practices and philosophy and is supervised by an experienced regional chef. This provides the freshest ingredients and products while improving operating efficiencies between purchase and use. Each executive chef determines the daily requirements for food ingredients, products and supplies. The executive chef orders accordingly from local suppliers and regional and national distributors selected by our Director of Purchasing. Fresh seafood is sourced through multiple vendors in varying geographic regions and delivered daily to each restaurant. Through use of our standard training materials and our commitment to the hiring, development and training of chefs, we are able to maintain high standards and guidelines for our regularly purchased seafood species.

The majority of our restaurants primarily purchase seafood from a network of preferred vendors we have identified as consistently supplying seafood that meets our high standards. The identification and selection of seafood suppliers is reviewed regularly based on product quality, sanitation, fishing practices, pricing and customer service. We prefer suppliers who use day-boats rather than those who are at sea for multiple days because their product is typically fresher. Our national and regional presence allows us to achieve better quality and pricing terms for key products, such as fresh fin fish and shellfish, than most of our competitors. In 2010, other food products, such as high quality beef and dry goods, were sourced primarily from SYSCO Corporation, a national food distributor, while liquor, beer and wine were, and will continue in 2011 to be purchased from local distributors. SYSCO accounted for approximately 21% of our food purchases in 2010. No other vendor accounted for more than 10% of our purchases in 2010.

We terminated our existing supply agreement with SYSCO Corporation as of January 31, 2011. We entered into a new Foodservice Distribution Agreement with Market Advantage, Inc., which became effective on January 31, 2011 and expires on January 31, 2014, and we believe that this shift will improve our cost structure while allowing us to maintain the quality our customers have come to expect.

Restaurant Design and Atmosphere

Our restaurant designs and decor are intended to capture distinctive attributes of each local market, varying from traditional New England-style fish houses to classic contemporary dinner houses with waterfront views. Some of our restaurants are located in historic buildings, reinforcing our commitment to local design elements and further promoting the appeal and ambience of our restaurants. Our flexible approach to restaurant design contributes to the uniqueness of each restaurant and allows us to successfully compete in a sector comprised primarily of independent, locally-owned and operated seafood restaurants.

Restaurant Locations, Lease Arrangements and Management Fee Arrangements

As of December 29, 2010 we operated 96 restaurants, including 89 restaurants in the United States, of which one is operated pursuant to a management agreement, and seven restaurants in Canada under The Boathouse name. We lease all but two of our restaurant sites, one we operate under a management agreement and one we own. Terms vary by restaurant, but we generally lease space for 10 to 20 years with one to three five-year renewal options.

The following is a schedule of restaurants we operated as of December 29, 2010:

Restaurant Name	City	Year Added
Alabama
McCormick & Schmick’s Seafood Restaurant	Birmingham	2004

Arizona
McCormick & Schmick’s Seafood Restaurant	Phoenix	1999
McCormick & Schmick’s Seafood Restaurant	Scottsdale	2008

California
McCormick & Schmick’s Seafood Restaurant	Irvine	1989
McCormick & Kuleto’s Seafood Restaurant	San Francisco	1991
McCormick & Schmick’s Seafood Restaurant	Los Angeles	1992
McCormick & Schmick’s Seafood Restaurant	Pasadena	1993
McCormick & Schmick’s a Pacific Seafood Grill	Beverly Hills	1994
McCormick & Schmick’s Seafood Restaurant	El Segundo	1998
Spenger’s Fresh Fish Grotto	Berkeley	1999
McCormick & Schmick’s Seafood Restaurant	San Jose	2004
McCormick & Schmick’s Seafood Restaurant*	San Diego	2004
McCormick & Schmick’s Seafood Restaurant	Burbank	2006
McCormick & Schmick’s Seafood Restaurant	Sacramento	2007
McCormick & Schmick’s Seafood Restaurant	Santa Ana	2007
McCormick & Schmick’s Seafood Restaurant	Anaheim	2008
McCormick & Schmick’s Seafood Restaurant	Roseville	2009

Colorado
McCormick’s Fish House & Bar	Denver	1987
McCormick & Schmick’s Seafood Restaurant	Denver	2004

District of Columbia
McCormick & Schmick’s Seafood Restaurant	Washington	1996
M&S Grill	Washington	1998
McCormick & Schmick’s Seafood Restaurant	Washington	2004

Florida
McCormick & Schmick’s Seafood Restaurant	Orlando	2002
McCormick & Schmick’s Seafood Restaurant	Boca Raton	2006
McCormick & Schmick’s Seafood Restaurant	Naples	2008
McCormick & Schmick’s Seafood Restaurant	West Palm Beach	2010

Georgia
McCormick & Schmick’s Seafood Restaurant	Atlanta	2000
McCormick & Schmick’s Seafood Restaurant	Atlanta	2002

Illinois
McCormick & Schmick’s Seafood Restaurant	Chicago	1998
McCormick & Schmick’s Seafood Restaurant	Chicago	2006
McCormick & Schmick’s Seafood Restaurant	Schaumburg	2007
McCormick & Schmick’s Seafood Restaurant	Oak Brook	2007
McCormick & Schmick’s Seafood Restaurant	Skokie	2007
McCormick & Schmick’s Seafood Restaurant	Rosemont	2008

Indiana
McCormick & Schmick’s Seafood Restaurant	Indianapolis	2005

Maryland
McCormick & Schmick’s Seafood Restaurant	Baltimore	1998
McCormick & Schmick’s Seafood Restaurant	Bethesda	1999

Restaurant Name	City	Year Added
M&S Grill	Baltimore	2003
McCormick & Schmick’s Seafood Restaurant	Annapolis	2007
McCormick & Schmick’s Seafood Restaurant	National Harbor	2008

Massachusetts
McCormick & Schmick’s Seafood Restaurant	Boston	2000
McCormick & Schmick’s Seafood Restaurant	Boston	2001

Michigan
McCormick & Schmick’s Seafood Restaurant	Troy	2001

Minnesota
McCormick & Schmick’s Seafood Restaurant	Minneapolis	2000
M&S Grill	Minneapolis	2006
McCormick & Schmick’s Seafood Restaurant	Edina	2008

Missouri
McCormick & Schmick’s Seafood Restaurant	Kansas City	2000
M&S Grill	Kansas City	2005
McCormick & Schmick’s Seafood Restaurant	St. Louis	2009

Nevada
McCormick & Schmick’s Seafood Restaurant	Las Vegas	1998

New Jersey
McCormick & Schmick’s Seafood Restaurant	Hackensack	2002
McCormick & Schmick’s Seafood Restaurant	Bridgewater	2003
McCormick & Schmick’s Seafood Restaurant	Atlantic City	2008
McCormick & Schmick’s Seafood Restaurant/William Douglas Steakhouse	Cherry Hill	2008

New York
McCormick & Schmick’s Seafood Restaurant	New York	2004

North Carolina
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Charlotte	2005
McCormick & Schmick’s Seafood Restaurant	Raleigh	2008

Ohio
McCormick & Schmick’s Seafood Restaurant	Columbus	2006
McCormick & Schmick’s Seafood Restaurant	Cincinnati	2006
McCormick & Schmick’s Seafood Restaurant	Cleveland	2007
McCormick & Schmick’s Seafood Restaurant	Dayton	2007

Oregon
Jake’s Famous Crawfish	Portland	1972
McCormick’s Fish House & Bar	Beaverton	1981
McCormick & Schmick’s Harborside at the Marina	Portland	1985
Jake’s Grill / Jake’s Catering	Portland	1994
The Heathman Restaurant	Portland	2000
McCormick & Schmick’s Seafood Grill	Tigard	2005

Pennsylvania
McCormick & Schmick’s Seafood Restaurant	Philadelphia	2001
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2005
McCormick & Schmick’s Seafood Restaurant	Pittsburgh	2007

Rhode Island
McCormick & Schmick’s Seafood Restaurant	Providence	2004

Restaurant Name	City	Year Added
Texas
McCormick & Schmick’s Seafood Restaurant	Houston	1999
McCormick & Schmick’s Seafood Restaurant	Dallas	2003
McCormick & Schmick’s Seafood Restaurant	Austin	2004
McCormick & Schmick’s Seafood Restaurant	Austin	2007
McCormick & Schmick’s Seafood Restaurant	Houston	2008
McCormick & Schmick’s Seafood Restaurant	Houston	2010

Virginia
McCormick & Schmick’s Seafood Restaurant	Reston	1997
McCormick & Schmick’s Seafood Restaurant	McLean	2000
M&S Grill	Reston	2004
McCormick & Schmick’s Seafood Restaurant	Arlington	2004
McCormick & Schmick’s Seafood Restaurant	Virginia Beach	2007

Washington
McCormick’s Fish House & Bar	Seattle	1977
McCormick & Schmick’s Seafood Restaurant	Seattle	1984
McCormick & Schmick’s Catering at the Museum of Flight in Seattle	Seattle	1994
McCormick & Schmick’s Harborside on Lake Union	Seattle	1996
McCormick & Schmick’s Seafood Restaurant	Bellevue	2005

Wisconsin
McCormick & Schmick’s Seafood Restaurant	Milwaukee	2008

Canada
The Boathouse Restaurant	Vancouver, B.C.	2007
The Boathouse Restaurant	New Westminster, B.C.	2007
The Boathouse Restaurant	White Rock, B.C.	2007
The Boathouse Restaurant	Richmond, B.C.	2007
The Boathouse Restaurant	Horseshoe Bay, B.C.	2007
The Boathouse Restaurant	Port Moody, B.C.	2007
The Boathouse Restaurant	Vancouver, B.C.	2010

*	Operated under a management agreement.

Site Selection

We believe our site selection is critical to our growth strategy and financial results. We carefully consider potential markets and devote a substantial amount of time and effort to evaluate each potential restaurant site. We identify new restaurant opportunities through an established real estate broker network and developer relationships. Our site specifications are flexible. We believe this allows us to consider a broader range of possible locations than most of our regional and national competitors. The criteria we consider in developing our expansion plans and in selecting new restaurants include:

•	Population density, and income and education level of the population;

•	Competitive conditions, presence of other retail or traffic generators and menu prices;

•	Estimated return on investment;

•	Available square footage and lease economics;

•	The proximity of hotels and office space and the density of pedestrian and vehicle traffic;

•	The suitability of the site for an affordable, upscale restaurant with a traditional ambience;

•	Capacity expansion possibilities; and

•	Management’s experience in the market and the proximity of any of our existing restaurants.

A majority of our restaurants are located in high-traffic, metropolitan areas and several are located in historic buildings. We believe there are many additional markets both in the United States and internationally that meet our demographic and geographic profiles.

Of our 96 restaurants, including one we operate under a management agreement, 16, or 17%, were opened or acquired within the last three years and 39, or 41%, were opened or acquired within the last five years. In the past few years, economic conditions have caused us to slow our development. We opened two restaurants in 2009 and three restaurants in 2010. Based on capital availability and economic conditions, we may or may not open additional restaurants in 2011, but we currently expect that most of our growth will take the form of reinvestment in our current portfolio. The typical lead-time from the selection of a new construction location to the opening of a restaurant is approximately 12 to 15 months. In certain circumstances involving conversions of existing restaurants this time period could be shorter. We evaluate acquisition opportunities as they arise, paying particular attention to how restaurants or restaurant groups would fit with our existing restaurants and our business plan.

In addition to our ongoing portfolio management process, we announced early in 2011 that we would undertake a significant capital improvement program in which we evaluate each of our properties on a site- and market-specific basis, taking into account such factors as age of the location, comprehensive market analysis, customer profile, lease terms and options, and location characteristics. Expected enhancements may range from basic cosmetic refreshing to more extensive remodeling which will, in some cases, require temporary closure of a location. We have budgeted up to $15 million for locations that will undergo this process during 2011.

Marketing and Advertising

The goals of our marketing and advertising efforts are to:

•	Increase comparable restaurant sales by attracting new guests;

•	Increase the frequency of visits by our current guests;

•	Support new restaurant openings to achieve sales and profit goals; and

•	Communicate and promote the uniqueness, appeal, quality and consistency of our brand.

In 2010, our marketing and advertising expenditures were approximately 1% of revenues.

Local Marketing

Our approach to local marketing is as unique as each of our restaurants. From the time we start construction on a new location to decades after we have opened a restaurant, we strive to build a connection to the guests and the community around our restaurants. For each location, our marketing and local and regional management teams work together to build a variety of customized local marketing initiatives to support the growth of that location.

For new restaurants, we work with a public relations firm to establish our restaurant with the local media, to publicize our restaurant opening and to generate awareness of our brand. We host social events to generate publicity and build relationships with community and thought leaders before the official opening of a restaurant. We work to build partnerships that add to the experience we are able to offer our guest. We also promote the new location through targeted print, broadcast and digital media.

For each of our locations, we advertise with local daily and weekly publications, key monthly magazines and local business journals in urban markets. We also promote our destination locations in travel and tourism publications. We periodically offer promotional certificates and work to build relationships with organizations in the travel and convention industries, such as hotels, travel agents, convention centers and local retailers, to further enhance our brand, and to target specific guest groups. We actively work to build and promote local initiatives to our frequent and preferred guests using our e-marketing platform.

We encourage all of our restaurants sponsor community events and support charitable and non-profit organizations through both monetary and in-kind donations. We believe that, in addition to benefiting our local communities, these activities generate positive media attention and publicity for our brand and enhance our local public image.

National Advertising and Public Relations

For many years, the mainstay of our national advertising program has been daily print advertising through USA Today and travel periodicals such as WHERE magazine. In the last two years, we have worked to expand our guest base and our reach through a more integrated strategy to market our brand. This includes an aggressive approach to leveraging digital media channels. Our digital approach includes online advertising, social media outreach through Facebook, Twitter and Foursquare, and third-party online outlets such as Yelp! and Google.

Additionally, we work with a national public relations firm to deliver our restaurants’ core messages to a broad variety of print, broadcast and online media outlets and to create publicity programs that reinforce our brand image on a national scale. Our fully integrated public relations effort is instrumental in delivering a wide range of messages from brand differentiation, to seasonal promotions and culinary initiatives.

We also utilize our e-marketing platform for communications on a national scale to both our preferred guests and e-club members with a monthly newsletter called Fresh Talk and through periodic seasonal and promotional emails. Through all our communications, national or local, we seek to differentiate our brand by highlighting our commitment to premium seafood, aged steaks and fine wines.

Operations

Restaurant Management

Our U.S. restaurant operations are managed by regional managers who are led by a vice president who oversees our restaurant operations and a vice president who oversees our culinary program. Each of our vice presidents reports to our executive vice president of operations.

Our typical restaurant management team consists of a general manager and an executive chef, one to three assistant managers, one to three sous chefs and, in some cases, a meeting planner/banquet coordinator. The remaining restaurant-level employees are hourly personnel varying in number based on restaurant size. Our typical restaurant employs 50 to 80 full-time and part-time employees. The general manager is responsible for all management functions, including purchasing (other than for food), hiring and terminations and oversight of restaurant-level bookkeeping and cash controls. The executive chef is responsible for managing all kitchen functions, including training, menu design and food purchasing, quality and presentation.

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

Restaurant Operations

Our restaurants are generally open 365 days each year, serve lunch and dinner and are generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. In 2010, dinner comprised approximately 77% of revenues, while lunch comprised approximately 23% of revenues. To accommodate guests who have limited time available during lunch, we offer a 45-minute lunch guarantee.

Additionally, we offer catering and banquet services both in our restaurants and at other locations as guests’ request. Our presence in and near hotels enables us to expand the reach of our banquet offerings.

Employees

As of December 29, 2010 we employed 6,582 persons, of whom 672 were salaried and 5,910 were hourly personnel. None of our employees are represented by unions and, in general, we consider our relationship with our employees to be excellent. Our employees are summarized by major functional area in the table below.

Functional Area	Number of Employees
VPs/regional managers/regional chefs	18
General managers	93
Assistant managers	240
Executive chefs	93
Sous chefs	153
Non-salaried restaurant staff	5,872
Corporate salaried	75
Corporate non-salaried	38

Total	6,582

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

Industry and Competition

Industry

We operate in a highly competitive industry that is affected by changes in consumer eating habits and dietary preferences, population trends and traffic patterns, and local and national economic conditions. Key competitive factors in the industry include the taste, quality and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience. We believe we compete favorably with respect to each of these factors and successfully have navigated, and continue to navigate, the following obstacles often faced by seafood restaurants:

•	Developing and maintaining consistent, reliable sources of high quality, fresh seafood;

•	Difficulty in hedging against increases in seafood costs;

•	Complications in preparing and handling seafood; and

•	Regional variations in consumer tastes for seafood products vary.

Although we believe we compete favorably with respect to each of these factors, there are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenue and greater economies of scale. (See “Risk Factors”).

Competition

While we compete with a range of restaurant operators for consumers’ dining preferences and with both restaurants and retailers for site locations and personnel requirements, we feel we are uniquely positioned between the premium casual restaurants and fine dining establishments, as such, we consider our principal competitors to include the following:

•	Independent, local seafood restaurants;

•	Regional seafood restaurant concepts;

•	National upscale casual restaurants; and

•	Upscale “steak and chop” restaurants.

Seasonality

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the second and fourth quarter of each year due, in part, to increased restaurant sales during holiday seasons.

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

Available Information

We make available free of charge on or through our website at www.mccormickandschmicks.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission. These materials are also available on the Security and Exchange Commission’s website at www.sec.gov. The information on our website is not part of this Annual Report and is not otherwise to be considered filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Financial Risk Factors

Our operating results may fluctuate significantly. The failure of our existing or new restaurants to achieve expected results could have a negative impact on our revenues and financial results, including potential impairment of long-lived assets. Our results could fall below the expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price.

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

Failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. If we experience a material weakness in internal controls, there can be no assurance that we will be able to remediate that material weakness in a timely manner or maintain all of the controls necessary to remain in compliance which may impact our ability to detect and prevent fraud. Any failure to maintain an effective system of internal controls over financial reporting could limit the ability to report our financial results accurately and timely which could affect our reported results of operations.

The terms of our revolving credit facility impose financial restrictions that may be affected as we respond to changing business and economic conditions.

On November 17, 2010, the existing revolving credit facility was amended. In conjunction with the amendment, the availably under the facility was reduced from $90.0 million to $40.0 million, with an additional $20.0 million available at our request if specified conditions are met. We and our subsidiaries have agreed to a negative pledge on assets, with certain customary exceptions, and the credit facility places certain restrictions on our activities, including financial covenants and restrictions on certain payments to related parties and on capital expenditures. Our ability to comply with these provisions may be affected by events outside of our control. A breach of any of these provisions or our inability to comply with required financial ratios could result in a default under the credit facility. If that were to occur, the lenders have the right to declare all borrowings to be immediately due and payable.

Macro Economic Risk Factors

The global economic crisis adversely impacted our business and financial results during recent years. Challenging economic factors such as a decline in business travelers, changes in consumer preferences spending, labor shortages or increases in labor costs and increases in food costs could adversely affect our business.

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

We depend on both local residents and business travelers to frequent our locations. If the number of visitors who frequent our locations declines due to economic or other conditions, changes in consumer preferences, changes in discretionary consumer spending or for other reasons, our revenues could decline significantly and our results of operations could be adversely affected.

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

Adverse weather conditions could unfavorably affect our restaurant sales.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and cause temporary closures, sometimes for prolonged periods.

Many of our restaurants are concentrated in local or regional areas and, as a result, we are sensitive to economic and other trends and developments in these areas.

As of December 29, 2010, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, 14 in California, and seven in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity or events outside of our control regarding any of our restaurants in these areas could have a material adverse effect on our business and operations.

Growth Risk Factors

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

Our failure to drive sufficient profitable sales growth through brand relevance, operating excellence, opening new restaurants, successfully refining existing restaurants and developing or acquiring new restaurants could adversely affect our results of operations.

As part of our business strategy, we intend to drive profitable sales growth by increasing same-restaurant sales at existing restaurants, continuing to expand our current portfolio of restaurant brands, and developing or acquiring additional brands that can be expanded profitably. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. We may not be able to maintain brand relevance and restaurant operating excellence at existing brands to achieve sustainable same-restaurant sales growth and warrant new unit growth. In addition, we may not be able to open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants. Furthermore, we may not be able to develop or acquire additional brands that are as profitable as our existing restaurants.

Our business may suffer if we do not successfully, timely and economically implement our reinvestment initiatives.

In early 2011 we announced a significant initiative to align our facilities, our product offerings and our management expertise more closely with our goal of creating an exceptional upscale casual dining experience. This program includes a number of components focusing on more extensive training for our restaurant management and staff employees, targeted marketing designed to broaden our connection with younger customers and enhance our brand recognition across a broader range of diners, and significant reinvestment in our facilities. If we fail to implement this program effectively, we may be unable to strengthen our customer base (which would represent a failure to reap the intended results of our investments) or we may alienate a significant portion of our existing customer base (which would harm our revenues).

Moreover, we have budgeted significant capital expenditures toward enhancing our restaurant portfolio, including up to $15 million in 2011. A significant majority of those investments are targeting upgrades to individual properties based upon a variety of factors, with a goal of enhancing the dining experience, growing our customer base and traffic counts, and improving per-site revenues. Some of these projects will require the temporary closure of individual restaurants, which will eliminate revenues for the affected sites for a period of time. If one or more site closures are longer than expected, our revenues for such sites are likely to fall short of our expectations for those sites. In addition, the cost of these capital upgrade projects may exceed our expectations due to the age of our facilities and the need to comply with changes in building codes since our facilities were first built. Any of these potential outcomes, alone or in combination, may materially and adversely affect our financial condition, results of operations or cash flows.

Operational Risk Factors

We rely on information technology in our operations, and any material failure, inadequacy or interruption could harm our ability to effectively operate our business.

We rely on information systems across our operations, including for management of our supply chain, point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations, and significant capital investments could be required to remediate the problem.

A failure to develop and recruit effective leaders or the loss of key personnel could harm our ability to effectively operate our business.

Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. A failure to maintain leadership excellence and build adequate bench strength, a loss of key employees or a significant shortage of high-quality restaurant employees could jeopardize our ability to meet our growth targets.

We occupy most of our restaurants under long-term non-cancelable leases which may limit our flexibility as economic conditions change.

Most of our restaurants are located in leased premises with long-term non-cancelable leases. If we close restaurants, we may be obligated to continue making rental payments or make a lump-sum payment to exit the lease, which could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our restaurant leases, we would have to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.

Legal, Regulatory and Health Risk Factors

Restaurant companies have been the target of class-actions and other lawsuits alleging, among other things, violation of federal and state law. Litigation could have a material adverse effect on our business.

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

Our corporate headquarters are located in Portland, Oregon. In January 2010, we moved the corporate headquarters to a new leased facility in Portland, Oregon. We occupy this facility under a lease that terminates in April 2017. We lease all of our restaurant facilities, except for one that we own and one that we operate under a management agreement.

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

Our primary insurer in 2004 has informed us that it believes that we have exhausted our insurance coverage with respect to employment claims arising in the our 2004 coverage year. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment related liabilities. We have initiated litigation to contest the insurer’s conclusion. If we are unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could negatively affect our results of operations and financial position. The amount of claims currently in dispute is $1.7 million which represents costs already incurred by us in which we are seeking to recover. We have accounted for the litigation with the insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and management has concluded that no liability should be recorded at this time.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

William T. Freeman (age 51) joined McCormick and Schmick’s as the chief executive officer on January 12, 2009, and was elected a director on January 27, 2009. Mr. Freeman has more than 24 years of experience in the restaurant and entertainment industries, most recently as the founder, president and chief executive officer of B&B Restaurant Ventures, LLC, which operated Fox Sports Grill, where he was responsible for the creation, development, operation and growth of the concept from inception. Mr. Freeman has also held senior management positions with Robert Redford’s Sundance Entertainment, where he was responsible for all operating divisions including the Sundance Channel, Sundance Resort and the development of the Sundance Film Centers; and Disney Regional Entertainment, where he developed, operated and grew the ESPN brand on a national basis through the development of retail, restaurant and live production venues. Mr. Freeman received his Bachelor of Science in accounting from Furman University and began his career as a certified public accountant at Ernst & Whinney.

Michelle M. Lantow (age 49) joined McCormick & Schmick’s as the chief financial officer on January 6, 2010. Ms. Lantow has more than 25 years of experience in corporate financial management and leadership, most recently as the President and Chief Financial Officer of Lucy Activewear, Inc. Lucy Activewear, Inc. is a wholly owned subsidiary of VF Corporation. Prior to joining Lucy Activewear, Inc., Ms. Lantow was the Vice President

of Finance, Corporate Controller, and Vice President of Investor Relations for GAP, Inc. Ms. Lantow received her Bachelor of Arts in business economics from the University of California at Santa Barbara and began her career as a certified public accountant at Arthur Andersen and Co.

Michael B. Liedberg (age 48) joined McCormick & Schmick’s in January 2004 and was appointed executive vice president of operations in January 2007. From 2004 through 2006, he was a vice president of operations. Mr. Liedberg has over 20 years of management experience in the restaurant industry including service as the president and chief executive officer of Desert Moon Restaurants from December 2001 to January 2004. Before 2001, Mr. Liedberg held various positions for thirteen years with Avado Brands, Inc. Mr. Liedberg’s education includes a certificate from the Management Program at Georgia Institute of Technology and a Human Resources Certificate from the University of Georgia.

Kelly A.B. Gordon (age 53) joined McCormick & Schmick’s in 2007 as a vice president as part of The Boathouse Restaurants acquisition. Prior to joining McCormick & Schmick’s, he spent seven years as vice president of operations for The Spectra Group, a multi-concept restaurant company. Prior to that, Mr. Gordon was a partner with The Keg Steakhouse & Bar restaurants for eight years. Mr. Gordon received his Bachelors degree from Simon Fraser University, majoring in business and economics.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the NASDAQ Global Stock Market under the market trading symbol “MSSR”. The table below sets forth the high and low closing price for our common stock in the first, second, third and fourth quarters of fiscal 2010 and 2009, as reported by the NASDAQ Global Stock Market.

	Stock Price
	High	Low
4th Quarter 2010	$9.74	$7.50
3rd Quarter 2010	8.28	6.20
2nd Quarter 2010	11.64	7.25
1st Quarter 2010	9.95	6.96
4th Quarter 2009	8.04	5.63
3rd Quarter 2009	9.23	6.64
2nd Quarter 2009	7.87	3.77
1st Quarter 2009	4.95	1.46

Stock Performance Graph

The following graph compares the total return on an indexed basis of a $100 investment in our common stock, the Nasdaq Composite Index and the Dow Jones U.S. Restaurants and Bars Index. For comparison purposes, the data points of our common stock are as of December 23, 2004, December 30, 2005, December 29, 2006, December 28, 2007, December 26, 2008, December 24, 2009 and December 29, 2010, the last trading day in our fiscal years 2004, 2005, 2006, 2007, 2008, 2009 and 2010, respectively. The data points for both the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index are as of the last trading day in December 2004, 2005, 2006, 2007, 2008, 2009 and 2010. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph will not be deemed incorporated by reference into any filing of the Company under the Exchange Act or the Securities Act.

	12/04	12/05	12/06	12/07	12/08	12/09	12/10
McCormick & Schmick’s Seafood Restaurants, Inc.	$100.00	$146.43	$156.10	$77.79	$27.01	$48.38	$58.57
NASDAQ Composite Index	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61	$123.43
Dow Jones US Restaurants & Bars Index	$100.00	$104.84	$129.12	$134.64	$121.51	$142.61	$174.34

Holders of Record

As of March 1, 2011 there were 14,835,332 shares of our common stock outstanding, held by approximately 52 holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants) at December 29, 2010.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of restricted shares subject to forfeiture	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a))
	(a)	(b)	(a)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	644,281	$8.21	35,847	146,890

Issuer Purchases of Equity Securities

In July 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. As of December 29, 2010 we have not repurchased any of our equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial and operating data below is derived from our consolidated financial statements for the fiscal years 2006, 2007, 2008, 2009, and 2010 which have been audited by an independent registered public accounting firm.

The selected consolidated financial and operating data below represent portions of our financial statements, which should be read together with Part II—Item 7,—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—and our consolidated financial statements and the related notes included in Part II—Item 8, Financial Statements and Supplementary Data. Historical results are not necessarily indicative of future performance. Our fiscal year ends on the last Saturday in December for fiscal years through 2009. Beginning in 2010, the fiscal year ends on the Wednesday closest to December 31, which may be the Wednesday before or after December 31. Each of the fiscal years 2006 through 2010 comprised 52 weeks.

	Year Ended
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$351,056	$359,207	$390,718	$358,647	$308,323

Restaurant operating costs
Food and beverage	103,257	106,030	117,642	104,468	89,443
Labor	114,723	117,194	125,811	112,503	95,886
Operating	53,032	54,441	61,375	54,892	46,044
Occupancy	37,659	37,690	36,874	32,048	27,650

Total restaurant operating costs	308,671	315,355	341,702	303,911	259,023
General and administrative expenses	18,409	20,168	21,026	22,166	16,651
Restaurant pre-opening costs	1,231	1,101	4,428	4,527	2,892
Depreciation and amortization	15,146	16,789	15,043	11,940	10,640
Impairment, restructuring and other charges	28,384	20,388	83,913	5,427	—

Total costs and expenses	371,841	373,801	466,112	347,971	289,206

Operating income (loss)	(20,785)	(14,594)	(75,394)	10,676	19,117
Interest expense (income), net	1,657	1,752	1,173	(226)	(228)
Write off of loan transaction costs	—	—	376	—	—
Other income, net	(213)	(53)	(308)	—	—

Income (loss) before income taxes	(22,229)	(16,293)	(76,635)	10,902	19,345
Income tax expense (benefit)	965	(726)	(7,024)	2,088	5,997

Net income (loss)	$(23,194)	$(15,567)	$(69,611)	$8,814	$13,348

Net income (loss) per share
Basic	$(1.57)	$(1.05)	$(4.73)	$0.60	$0.94
Diluted	$(1.57)	$(1.05)	$(4.73)	$0.60	$0.92
Shares used in computing net income (loss) per share
Basic	14,811	14,771	14,707	14,569	14,227
Diluted	14,811	14,771	14,707	14,769	14,521

	Year End
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,796	$8,623	$4,428	$7,343	$10,553
Total assets	157,814	191,092	217,519	285,643	228,420
Long-term debt, revolving credit facility and obligations under capital leases, including current portion	7,307	16,038	26,526	16,107	338
Total stockholders’ equity	70,404	92,283	105,795	178,797	160,230

	Year End
	2010	2009	2008	2007	2006
	(in thousands)
Other Data:
Restaurants open at end of period (including managed restaurants)	96	93	92	82	66
Net cash provided by operating activities	$19,009	$22,665	$27,331	$35,231	$34,427
Net cash used in investing activities	(12,271)	(8,401)	(48,538)	(56,001)	(30,314)
Net cash provided by (used in) financing activities	(9,748)	(10,511)	18,584	17,627	1,735

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of December 29, 2010 we have expanded our restaurant base to 96 restaurants, including one restaurant operated pursuant to a management contract and seven restaurants in Canada under The Boathouse name.

We have expanded our business by offering our guests a daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets. In 2010, food sales accounted for approximately 72.2% of gross sales and the remaining 27.8% of gross sales was from bar sales.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 110,000 primary members and over 85,000 secondary members since its inception in 2006, and our online marketing e-mail club database includes over 380,000 members.

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

Strategic Focus and Operating Outlook

Our primary business focus for more than 39 years has been to consistently offer a broad selection of high quality, fresh seafood, which we believe commands strong loyalty from our guests. We have successfully expanded our McCormick & Schmick’s seafood restaurant concept throughout the United States and have competed effectively with both national and regional restaurant chains as well as with local operators.

Our objective is to continue to prudently expand the McCormick & Schmick’s seafood restaurant base in existing and new markets. Early in 2011 we announced a multi-faceted program aimed at building upon the successes of the past 39 years, strengthening our connectivity with our core guests while also increasing the visibility of our brand among a broader audience. This initiative is designed to bolster our existing restaurant management and staff, continue our cost-control programs, and improve our menu offerings in a way that improves traffic trends, builds a better connection with a younger audience and improves guest satisfaction. As we seek to build upon our historic strengths, we are implementing a variety of measures designed to improve our financial performance. These initiatives include a comprehensive service training and recertification program for all management and staff, committing additional financial resources to add depth to our management teams, and upgrading our “back-of-the-house” systems to provide additional support for day-to-day management. In addition, we have added two new members to our Board of Directors with specific skills in human capital and branding strategy, and are actively searching to fill three key executive management positions to support our long-term strategic plan.

Moreover, we also are implementing a program to reinvest in our existing restaurant portfolio, which we expect will span the next two or three years, with a goal of improving long-term top-line sales and restaurant-level margins, leveraging our current leases, and refining our key design principles. We are assessing individual restaurant locations across our portfolio, with a goal of enhancing our customers’ experience while tailoring our enhancements based on a variety of factors including age of the location, competitive market analysis and local guest preferences. Some of our locations will require only basic cosmetic refreshing, while others will undergo more significant remodeling. We expect that this program will result in restaurant designs which blend traditional elements that have been instrumental to our success over the past four decades, with more updated features that will better connect with current guest preferences in each market. We have budgeted up to $15 million for this program in 2011, a portion of which is intended to cover deferred capital maintenance. We also are continuing to consider the possibility of expanding the Boathouse Restaurants concept in Canada, as well as the possibility of utilizing it as a complementary concept within the United States.

We believe we have the opportunity to build revenues through new restaurant development and building traffic at existing restaurants. We believe we have the opportunity to increase profitability through the opening of new restaurants, as well as operating existing restaurants more efficiently.

Results of Operations

Our operating results for the fiscal years 2008, 2009 and 2010 are expressed as a percentage of revenues below:

	2010	2009	2008
Revenues	100.0%	100.0%	100.0%

Restaurant operating costs
Food and beverage	29.4%	29.5%	30.1%
Labor	32.7%	32.6%	32.2%
Operating	15.1%	15.2%	15.7%
Occupancy	10.7%	10.5%	9.4%

Total restaurant operating costs	87.9%	87.8%	87.5%
General and administrative expenses	5.2%	5.6%	5.4%
Restaurant pre-opening costs	0.4%	0.3%	1.1%
Depreciation and amortization	4.3%	4.7%	3.8%
Impairment, restructuring, and other charges	8.1%	5.7%	21.5%

Total costs and expenses	105.9%	104.1%	119.3%

Operating loss	(5.9)%	(4.1)%	(19.3)%
Interest expense, net	0.5%	0.5%	0.3%
Write off of loan transaction costs	—	—	0.1%
Other income, net	(0.1)%	—	(0.1)%

Loss before income taxes	(6.3)%	(4.5)%	(19.6)%
Income tax expense (benefit)	0.3%	(0.2)%	(1.8)%

Net loss	(6.6)%	(4.3)%	(17.8)%

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

Fiscal Year ends on the last Saturday in December for fiscal years through 2009. Beginning in 2010, the fiscal year ends on the Wednesday closest to December 31, which may be the Wednesday before or after December 31.

Financial Performance Overview (Fiscal Year 2010 Compared to Fiscal Year 2009)

The following are highlights of our financial performance for fiscal 2010 compared to fiscal 2009:

•	Revenues decreased 2.3% to $351.1 million in 2010 from $359.2 million in 2009

•	Comparable restaurant sales decreased 4.9%

•	Comparable restaurant traffic decreased 5.8%

•

Operating loss of $20.8 million in 2010 compared to operating loss of $14.6 million in 2009. Included in operating loss for 2010 were impairment, restructuring and other charges of $28.4 million, including the impairment of long-lived assets at 13 restaurants not previously impaired. Included in operating loss for 2009 were impairment, restructuring and other charges of $20.4 million, including the impairment of long-lived assets at eight restaurants.

•	Net loss of $23.2 million in 2010 compared to net loss of $15.6 million in 2009

•	Diluted net loss per share of $1.57 in 2010 compared to diluted net loss per share of $1.05 in 2009

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year Ended
	December 29,	December 26,	Change
	2010	2009	$	%
	(in thousands)
Revenues	$351,056	$359,207	(8,151)	(2.3)%

Restaurant operating costs
Food and beverage	$103,257	$106,030	(2,773)	(2.6)%
Labor	114,723	117,194	(2,471)	(2.1)%
Operating	53,032	54,441	(1,409)	(2.6)%
Occupancy	37,659	37,690	(31)	(0.1)%

Total restaurant operating costs	$308,671	$315,355	(6,684)	(2.1)%

	Year ended
	December 29, 2010	December 26, 2009
Store operating weeks	4,931	4,791
Number of company owned restaurants operating during the period	95	92

Revenues. Our revenues are derived primarily from food and beverage sales. Revenues decreased by $8.2 million, or 2.3%, to $351.1 million in 2010 from $359.2 million in 2009. This decrease was primarily attributable to a 4.9% decrease in comparable restaurant sales that we estimate was a result of a 5.8% decrease in traffic, which was offset by a beneficial shift in product mix of 0.9%. Revenues were positively affected by the increase in store operating weeks as a result of the addition of restaurants in the fiscal 2010 year compared to the fiscal 2009 year. We had a total of 4,931 store operating weeks for 2010 compared to a total of 4,791 store operating weeks for 2009. In addition, revenues were positively affected by $3.1 million due to the additional four days in 2010 compared to 2009 due to our change in fiscal year end.

Income from gift card breakage decreased by $0.6 million, or 35%, to $1.1 million in 2010 from $1.7 million in 2009. This decrease was primarily attributable to a decrease in gift cards sold in prior periods that became subject to breakage in 2010 compared to 2009.

Food and Beverage Costs. Food and beverage costs include the cost of all food and beverage utilized in our restaurant operations. Food and beverage costs decreased $2.8 million, or 2.6%, to $103.3 million in 2010 from $106.0 million in 2009. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 29.4% in 2010 29.5% in 2009. The decrease in food and beverage costs as a percentage of revenue was primarily due to active management of our food costs, partially offset by an increase in our wine costs due to our strategic initiative to offer more attractively priced wines to better connect with our guest and expand our guest population.

Labor Costs. Labor costs include salaries and wages and related payroll costs for employees engaged in the direct operations of the restaurants. Labor costs decreased $2.5 million, or 2.1%, to $114.7 million in 2010 from $117.2 million in 2009. The decrease was primarily due to decreased staffing as a result of declines in guest traffic. We are typically able to increase or decrease a portion of our workforce hours as needed, which allows us to match a significant portion of our labor costs with fluctuations in revenue. Labor costs as a percentage of revenues increased to 32.7% in 2010 from 32.6% in 2009. The slight increase in labor costs as a percentage of revenue was a result of sales deleveraging.

Operating Costs. Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, janitorial, utilities, marketing and advertising, certain of which are variable and may fluctuate with revenues. Operating costs decreased $1.4 million, or 2.6%, to $53.0 in 2010 million from $54.4 million in 2009. Operating costs as a percentage of revenues decreased to 15.1% in 2010 from 15.2% in 2009. The decrease in operating costs, both in dollars and as a percentage of revenues, was primarily due to lower janitorial costs as restaurants continued to see benefit from in-house janitor labor compared to outsourced labor and lower utility and laundry costs.

Occupancy Costs. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Occupancy costs remained consistent at $37.7 million for fiscal years 2010 and 2009 with an increase in occupancy costs due to the additional three restaurants added in 2010 offset by a decrease in occupancy costs due to lease renegotiations.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring, and Other Charges

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, and impairment, restructuring, and other charges from our consolidated statements of operations.

	Year Ended
	December 29,	December 26,	Change
	2010	2009	$	%
	(in thousands)
General and administrative expenses	$18,409	$20,168	(1,759)	(8.7)%
Restaurant pre-opening costs	1,231	1,101	130	11.8%
Depreciation and amortization	15,146	16,789	(1,643)	(9.8)%
Impairment, restructuring and other charges	28,384	20,388	7,996	39.2%

General and Administrative Expenses. General and administrative expenses decreased $1.8 million, or 8.7%, to $18.4 million in 2010 from $20.2 million in 2009. General and administrative expenses as a percentage of revenues decreased to 5.2% in 2010 from 5.6% in 2009. The decrease in both dollars and as a percentage of revenue was primarily attributed to decreases in legal, travel, consulting fees and reductions in employee-related expenses as a result of cost saving initiatives.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs were $1.2 million in 2010 compared to $1.1 million in 2009, primarily due to an increase in the number of new restaurants added, coupled with the timing of restaurants under construction.

Depreciation and Amortization. Depreciation and amortization decreased $1.6 million, or 9.8% and as a percentage of revenues decreased to 4.3% in 2010 from 4.7% in 2009. The decrease in both dollars and as a percentage of revenue was primarily attributed to the impairment charges recognized in 2009 partially offset by additional depreciation expense for our three new restaurants opened during 2010.

In fiscal 2011, we expect depreciation and amortization to decrease both in dollars and as a percentage of revenues as a result of the impairment charges incurred during fiscal 2010.

Impairment, Restructuring and Other Charges. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating undiscounted cash flows we consider a number of factors including current period cash flows combined with a history of cash flows associated with the use of the underlying long-lived asset. We evaluate undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

During the fourth quarter of 2010, we experienced a triggering event for an impairment evaluation for long-lived assets. The triggering event that resulted in the fourth quarter impairment evaluation was due to the continued decline in the economic environment which disproportionately affected certain restaurants, coupled with the shortfall in anticipated fourth quarter improvements for those restaurants, which ultimately led to the lowering of future anticipated results for the affected restaurants. These events and changes in circumstances indicated that the carrying amount of an asset may not be recoverable, therefore an impairment analysis was performed. We recorded impairment charges of $28.4 million including the impairment of fixtures, equipment and leasehold improvements. The impairment charge includes full and partial impairments at 13 restaurants not previously impaired.

A summary of impairment, restructuring and other charges incurred were as follows:

	Year Ended
	December 29, 2010	December 26, 2009
	(in millions)
Impairment of long lived assets	$28.4	$19.8
Restructuring and other charges	—	0.6

Total impairment, restructuring and other charges	$28.4	$20.4

Interest Expense, net, Other Income, net, Income Tax Expense (Benefit) and Net Loss

The following table sets forth interest expense, net, other income, net, income tax expense (benefit) and net loss from our consolidated statements of operations.

	Year Ended
	December 29,	December 26,	Change
	2010	2009	$	%
	(in thousands)
Interest expense, net	$1,657	$1,752	(95)	(5.4)%
Other income, net	(213)	(53)	(160)	(301.9)%

Loss before income taxes	(22,229)	(16,293)	(5,936)	(36.4)%
Income tax expense (benefit)	965	(726)	1,691	232.9%

Net loss	$(23,194)	$(15,567)	(7,627)	(49.0)%

Interest Expense, net. Interest expense, net was $1.7 million in 2010 compared to $1.8 million in 2009. The decrease is primarily attributed to a decline in the balance of our revolving credit facility.

Other Income, Net. Other income, net was $0.2 million in 2010, compared to $0.1 million in 2009.

Income Tax Expense (Benefit). The provision for income taxes was an expense of $1.0 million in 2010, compared to a benefit of $0.7 million in 2009. Our effective annualized tax rate in 2010 was an expense of 4.3% compared to a benefit of 4.5% in 2009. The change in our effective annual tax rate was primarily a result of an increase in the deferred tax asset valuation allowance. Our effective tax rate is low due to modest cash taxes payable and minimal change to our net deferred tax account. Management continues to conclude a valuation allowance is required for the full amount of our deferred tax asset. If in the future, we determine based on our profitability, that these deferred tax assets are more likely than not to be realized, a reversal of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. Because taxable operating results for The Boathouse Restaurants have been improving over the past two years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may be available to reach a conclusion that a portion of the valuation allowance is no longer needed.

Net Loss. The change in net loss was $7.6 million, to a net loss of $23.2 million for 2010 from net loss of $15.6 million for 2009, was primarily due to the increase in asset impairment charges in fiscal 2010 of $8.0 million.

Financial Performance Overview (Fiscal Year 2009 Compared to Fiscal Year 2008)

The following are highlights of our financial performance for fiscal 2009 compared to fiscal 2008:

•	Revenues decreased 8.1% to $359.2 million in 2009 from $390.7 million in 2008

•	Comparable restaurant sales decreased 15.7%

•	Comparable restaurant traffic decreased 14.0%

•

Operating loss of $14.6 million in 2009 compared to operating loss of $75.4 million in 2008. Included in operating loss for 2009 were impairment, restructuring, and other charges of $20.4 million, including the impairment of long-lived assets at eight restaurants. In fiscal 2008, significant non-cash items in operating loss included impairment and restructuring charges of $83.9 million, for the impairment of trademarks and tradenames, goodwill, and long-lived assets at two restaurants.

•	Net loss of $15.6 million in 2009 compared to net loss of $69.6 million in 2008

•	Diluted net loss per share of $1.05 in 2009 compared to diluted net loss per share of $4.73 in 2008

Revenues and Restaurant Operating Costs

The following table sets forth revenues and restaurant operating costs, including food and beverage, labor, operating and occupancy costs from our consolidated statements of operations.

	Year ended
	December 26, 2009	December 27, 2008
Store operating weeks	4,791	4,444
Number of Company-owned restaurants operating during the period	92	91

	Year Ended
	December 26,	December 27,	Change
	2009	2008	$	%
	(in thousands)
Revenues	$359,207	$390,718	(31,511)	(8.1)%

Restaurant operating costs
Food and beverage	$106,030	$117,642	(11,612)	(9.9)%
Labor	117,194	125,811	(8,617)	(6.8)%
Operating	54,441	61,375	(6,934)	(11.3)%
Occupancy	37,690	36,874	816	2.2%

Total restaurant operating costs	$315,355	$341,702	(26,347)	(7.7)%

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

Income from gift card breakage increased by $0.2 million, or 13%, to $1.7 million in 2009 from $1.5 million in 2008. This increase was primarily attributable to an increase in gift cards sold in prior periods that became subject to breakage in 2009

Food and Beverage Costs. Food and beverage costs decreased $11.6 million, or 9.9%, to $106.0 million in 2009 from $117.6 million in 2008. This decrease was primarily due to lower restaurant sales. Food and beverage costs as a percentage of revenues decreased to 29.5% in 2009 from 30.1% in 2008, primarily due to operating efficiencies related to food costs as a result of our increased menu management, careful operating practices, local buying and the benefit from more favorable commodity pricing. The decrease in food and beverage cost as a percentage of revenues was also impacted by the increase in gift card breakage income.

Labor Costs. Labor costs decreased $8.6 million, or 6.8%, to $117.2 million in 2009 from $125.8 million in 2008. The decrease was primarily due to decreased staffing as a result of declines in guest traffic. Labor costs as a percentage of revenues increased to 32.6% in 2009 from 32.2% in 2008, primarily due to the deleveraging of fixed labor costs. Deleveraging occurs when sales decline and fixed costs have a relatively larger impact as a percentage of revenues.

Operating Costs. Operating costs decreased $6.9 million, or 11.3%, to $54.4 million in 2009 from $61.4 million in 2008. The decrease was primarily due to lower advertising costs, janitorial costs, and credit card fees. Operating costs as a percentage of revenues decreased to 15.2% in 2009 from 15.7% in 2008, primarily due to decreases in advertising costs, janitorial costs and renewals cost, which includes the costs associated with the replenishment of glassware, dishware and silverware at our restaurants.

Occupancy Costs. Occupancy costs increased $0.8 million, or 2.2%, to $37.7 million in 2009 from $36.9 million in 2008. The increase was primarily due to the net increase of the company-owned restaurants added since December 27, 2008. Occupancy costs as a percentage of revenues increased to 10.5% in 2009 from 9.4% in 2008, primarily due to deleveraging of fixed costs at the comparable restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring, and Other Charges

The following table sets forth general and administrative, restaurant pre-opening, depreciation and amortization, and impairment, restructuring, and other charges from our consolidated statements of operations.

	Year Ended
	December 26,	December 27,	Change
	2009	2008	$	%
	(in thousands)
General and administrative expenses	$20,168	$21,026	(858)	(4.1)%
Restaurant pre-opening costs	1,101	4,428	(3,327)	(75.1)%
Depreciation and amortization	16,789	15,043	1,746	11.6%
Impairment, restructuring and other charges	20,388	83,913	(63,525)	(75.7)%

General and Administrative Expenses. General and administrative expenses decreased $0.9 million, or 4.1%, to $20.2 million in 2009 from $21.0 million in 2008, primarily due to lower travel costs and share-based compensation, partially offset by higher legal fees, professional consultant fees, and wages. General and administrative expenses as a percentage of revenues increased to 5.6% in 2009 from 5.4% in 2008, primarily due to deleveraging, coupled with increased legal fees, wages, and professional consultant fees, partially offset by decreased share-based compensation and travel costs as a percentage of revenues.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs were $1.1 million in 2009 compared to $4.4 million in 2008, primarily due to a decrease in the number of new restaurants added, coupled with the timing of restaurants under construction.

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

Impairment, Restructuring and Other Charges.

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

In 2008, we recorded impairment, restructuring, and other charges of $83.4 million related to the impairment of our trademarks and tradenames, goodwill, and fixtures, equipment, and leasehold improvements at two restaurants, we also incurred restructuring charges of $0.5 million.

A summary of impairment, restructuring and other charges incurred were as follows:

	Year Ended
	December 26, 2009	December 27, 2008
	(in millions)
Impairment of goodwill	$—	$26.2
Impairment of long lived assets	19.8	2.8
Impairment of trademarks and tradenames	—	54.4
Restructuring and other charges	0.6	0.5

Total impairment, restructuring and other charges	$20.4	$83.9

Interest Expense, net, Write Off of Loan Transaction Costs, Other Income, net, Income Tax Benefit and Net Loss

The following table sets forth interest expense, net, write off of loan transaction costs, other income, net, income tax benefit and net loss from our consolidated statements of operations.

	Year Ended
	December 26,	December 27,	Change
	2009	2008	$	%
	(in thousands)
Interest expense, net	$1,752	$1,173	579	49.4%
Write off of loan transaction costs	—	376	(376)	(100.0)%
Other income, net	(53)	(308)	255	82.8%

Loss before income taxes	(16,293)	(76,635)	60,342	78.7%
Income tax benefit	(726)	(7,024)	6,298	89.7%

Net loss	$(15,567)	$(69,611)	54,044	77.6%

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

Other Income, Net. Other income, net was $0.1 million in 2009, compared to $0.3 million in 2008.

Income Tax Benefit. The provision for income taxes was a benefit of $0.7 million in 2009, compared to a benefit of $7.0 million in 2008. Our effective annualized tax rate in 2009 was 4.5% compared to 9.2% in 2008. The change in our effective annual tax rate was primarily a result of the deferred tax assets valuation allowance, since we are unable to record the tax benefit of increases to our gross deferred tax asset. Our effective tax rate is low due to modest cash taxes payable and minimal change to our net deferred tax accounts.

Net Loss. The change in net loss was $54.0 million, to a net loss of $15.6 million in 2009 from net loss of $69.6 million in 2008, was primarily due to the decrease in asset impairment charges of $63.5 million in 2009 and a decrease in restaurant pre-opening costs, which was partially offset by the decrease in revenues.

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

The following table sets forth quarterly unaudited operating results in each of the 2010 and 2009 fiscal quarters:

	2010				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues	$84,822	$89,734	$84,900	$91,600	$91,894	$92,742	$85,984	$88,587
Restaurant operating costs
Food and beverage	25,797	26,883	24,550	26,027	27,696	27,517	25,053	25,764
Labor	28,160	29,399	27,779	29,385	30,489	30,269	27,761	28,675
Operating	12,574	12,879	13,063	14,516	14,340	14,158	13,131	12,812
Occupancy	9,187	9,358	9,723	9,391	9,489	9,501	9,200	9,500

Total restaurant operating costs	75,718	78,519	75,115	79,319	82,014	81,445	75,145	76,751
General and administrative expenses	4,907	4,824	4,088	4,590	5,845	4,947	4,826	4,550
Restaurant pre-opening costs	502	631	93	5	562	80	109	350
Depreciation and amortization	3,811	3,848	3,955	3,532	4,080	4,293	4,241	4,175
Impairment, restructuring, and other charges	—	—	—	28,384	181	371	42	19,794

Total costs and expenses	84,938	87,822	83,251	115,830	92,682	91,136	84,363	105,620

Operating income (loss)	(116)	1,912	1,649	(24,230)	(788)	1,606	1,621	(17,033)
Interest expense, net	406	401	430	420	378	469	469	435
Other income, net	—	—	—	(213)	14	13	(37)	(43)

Income (loss) before income taxes	(522)	1,511	1,219	(24,437)	(1,180)	1,124	1,189	(17,425)
Income tax expense (benefit)	(82)	227	183	637	(36)	(64)	179	(804)

Net income (loss)	$(440)	$1,284	$1,036	$(25,074)	$(1,144)	$1,188	$1,010	$(16,621)

Net income (loss) per share
Basic	$(0.03)	$0.09	$0.07	$(1.69)	$(0.08)	$0.08	$0.07	$(1.12)
Diluted	$(0.03)	$0.09	$0.07	$(1.69)	$(0.08)	$0.08	$0.07	$(1.12)
Shares used in computing net income (loss) per share
Basic	14,787	14,788	14,814	14,832	14,728	14,773	14,785	14,785
Diluted	14,787	14,930	14,908	14,832	14,728	14,807	14,848	14,785

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants.

The following table sets forth our sources and uses of cash:

	Fiscal Year
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$19,009	$22,665	$27,331
Net cash used in investing activities	(12,271)	(8,401)	(48,538)
Net cash provided by (used in) financing activities	(9,748)	(10,511)	18,584
Effect of exchange rate changes on cash and cash equivalents	183	442	(292)

Net increase (decrease) in cash and cash equivalents	$(2,827)	$4,195	$(2,915)

For much of our history, we have successfully operated with a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital because we are able to sell many of our food inventory items before payment is due to our suppliers. Credit card receivables, our primary type of receivable, are collected within a few business days of a guest’s payment by credit card. We have operated successfully with similar levels of working capital deficit as this level does not fluctuate greatly from year to year and is the appropriate level to support our operations based on the reasons noted above. Funds available from revenues not needed immediately for working capital purposes historically have been used for capital expenditures or to repay debt.

We had a working capital deficit of $18.8 million at December 29, 2010 compared to $16.6 million at December 26, 2009 and our current ratio was 0.55 at December 29, 2010 compared to 0.64 at December 26, 2009. We utilize our credit facility to cover working capital shortfalls by drawing on our facility daily as needed and then repaying promptly as funds become available.

We are engaged in a number of ongoing initiatives to enhance our facilities, and we regularly invest in our information technology systems to support future growth and development of our restaurant operations. From time to time we also evaluate programs that, if adopted, would require us to make additional capital expenditures, some of which may be material. Capital expenditures would be managed to balance liquidity and working capital needs with any extraordinary expenses and capital expenditures, taking into account any additional resources such as borrowings under existing or future credit arrangements. Capital expenditures for 2011 are expected to be between $17 million and $21 million.

Cash Flow from Operating Activities

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, our remodel program and pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next 12 months from December 29, 2010. However, circumstances could change, perhaps significantly, if the current economic downturn does not improve or worsens. In addition, our remodel program will require the temporary closure of individual restaurants, which will eliminate revenues for the affected sites for a period of time. If one or more site closures are longer than expected, our revenues and cash flow from operations for such sites are likely to fall short of our expectations for those sites.

Net cash provided by operating activities was $19.0 million in 2010, $22.7 million in 2009 and $27.3 million in 2008. The decrease in net cash provided by operating activities in 2010 compared to 2009 was primarily due to a 2.3% decline in revenues in 2010 compared to 2009. Guests pay for food and beverage purchases at the time of sale in cash or by credit card, which are converted to cash within a few business days. Our primary uses of cash are for inventory purchases, labor and occupancy which closely approximate the cash basis of accounting as these items are settled in cash within a short period of time.

Cash Flow from Investing Activities

Net cash used in investing activities was $12.3 million, $8.4 million and $48.5 million for 2010, 2009 and 2008, respectively. Net cash used in financing primarily consisted of capital expenditures of $10.3 million, $8.2 million and $48.2 million for 2010, 2009 and 2008, respectively. Cash was used primarily for equipment purchases, the purchase of leasehold assets and construction costs related to new restaurant openings and to upgrade and add capacity to existing restaurants.

During 2008, we constructed 11 new restaurants. In late 2008, in light of the economic downturn, we saw negative trends in our key business indicators such as declines in comparable restaurant sales and reduced guest traffic, which we believe resulted from the general economic downturn in the U.S. We made a strategic decision to limit new restaurant growth to those projects in which we were already committed and opened only two new restaurants in 2009. In 2010, we opened three restaurants. The “maximum growth capital expenditures” covenant in our revolving credit facility was not relevant to this decision. Our level of maintenance capital expenditures on existing restaurants have remained at levels that we believe are appropriate to operate our business and do not believe the overall lower level of capital expenditures has any negative effects on the current operation of our business.

Cash Flow from Financing Activities

Net cash used in financing activities was $9.7 million in 2010, compared to $10.5 million in 2009 and cash provided by financing of $18.6 million in 2008. Net cash used in financing activities in 2010 was primarily the result of payments, net of borrowings, of $9.0 million on our revolving credit facility. Net cash used in financing activities in 2009 was primarily the result of payments, net of borrowings, of $11.0 million on our revolving credit facility. We utilize our revolving credit facility to fund our construction of new restaurants, remodeling of existing restaurants, as well as fund our ongoing operations.

On November 17, 2010, the existing revolving credit facility was amended. In conjunction with the amendment, available borrowings under the facility were reduced from $90.0 million to $40.0 million, with an additional $20.0 million available at our request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive and extends the maturity to November 17, 2015.

As of December 29, 2010, the outstanding balance on our revolving credit facility was $4.0 million and we had maximum exposure under standby letters of credit of $2.8 million. As of December 29, 2010, there was $33.2 million available for future borrowings under the credit facility.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of December 29, 2010 we had not repurchased any shares.

Off-Balance Sheet Arrangements

As of December 29, 2010, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily restaurant leases) and capital leases. We lease a majority of our restaurants and our corporate offices under non-cancelable operating leases. Most of our restaurants have an initial operating lease term of 10 to 20 years and one to three, five-year renewal options. Contractual obligations as of December 29, 2010 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt	$4,000	$—	$—	$4,000	$—
Operating leases	214,953	28,263	54,887	46,479	85,324
Capital leases, including interest	4,050	251	3,799	—	—
Purchase obligations(1)	1,882	1,267	615	—	—

Total	$224,885	$29,781	$59,301	$50,479	$85,324

(1)	Purchase obligations include commitments related to the construction of new restaurants and other non-food supply and service agreements.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the shorter of the useful life of the asset or the length of the related lease term. Equipment under capitalized leases are amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset. The lease term includes any period covered by a renewal option where the renewal is reasonably assured because failure to renew the lease would impose an economic penalty to the lessee. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment 3 to 10 years; furniture and fixtures 5 to 10 years; building 39 years; and leasehold improvements 7 to 20 years which reflects management’s change in estimate for the useful lives of leasehold improvements. Previously our estimate of our useful lives of leasehold improvements was 7 to 30 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating undiscounted cash flows, we consider a number of factors including current period cash flows combined with a history of cash flows associated with the use of the underlying long-lived asset. We evaluate undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If in the future, we determine based on expected profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. Because taxable operating results for The Boathouse Restaurants have been improving over the past two years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may be available to reach a conclusion that a portion of the valuation allowance is no longer needed.

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

We receive certain tenant improvement allowances which are considered lease incentives and are amortized as a reduction of rent expense over the lease term. Accordingly, we have recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $28.2 million and $26.3 million as of December 29, 2010 and December 26, 2009, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space and the lease agreement, for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability. Upon completion of construction for those leases that meet the criteria and for those leases that do not qualify for sale leaseback treatment, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements by the Financial Accounting Standards Board or other standards-setting bodies that had a material effect on our results of operations, cash flows or financial position for the year ended December 29, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates on borrowings, which under the terms of our revolving credit facility at December 29, 2010, bear interest based on the financial institution’s base rate plus a margin between 2.50% and 3.00% or the Eurodollar rate plus a margin of 3.50% to 4.00%, and the interest rate on Canadian borrowings is based on the Canadian Eurodollar Rate plus a margin of 3.60% to 4.10%, with margins determined by certain financial ratios. At our option, we may convert loans under our revolving credit facility from one type of rate to the other. At December 29, 2010, there was an outstanding balance of $4.0 million under our revolving credit facility. A hypothetical one percent change in our effective borrowing rate would be expected to have an annual impact of less than $0.1 million based on the outstanding balance as of December 29, 2010.

Foreign Currency Risk

A portion of our revenue is derived from operations in Canada of The Boathouse Restaurants. As a result, we are subject to risk from changes in foreign exchange rates. In 2010 we incurred a $0.6 million currency translation adjustment, which is included in other comprehensive loss on the balance sheet. A hypothetical 10% decline in the foreign exchange rate between the Canadian dollar and the U.S. dollar would have a material effect on our financial results.

Commodity Price Risk

We are exposed to market price fluctuations in food product prices. Given the historical volatility of food product prices, this exposure can impact our food and beverage costs. To the extent that we are unable to pass the changes in costs to our guests through price increases, our results of operations could be adversely affected.

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

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

McCormick and Schmick’s Seafood Restaurants, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of McCormick and Schmick’s Seafood Restaurants, Inc. and its subsidiaries at December 29, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon

March 11, 2011

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 29, 2010	December 26, 2009
Assets
Current assets
Cash and cash equivalents	$5,796	$8,623
Trade accounts receivable, net	6,818	10,462
Tenant improvement allowance receivables	124	496
Income tax receivable	547	1,007
Inventories	5,972	5,585
Prepaid expenses and other current assets	3,361	2,854

Total current assets	22,618	29,027
Property and equipment, net	129,436	158,465
Other assets	5,760	3,600

Total assets	$157,814	$191,092

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,329	$15,766
Accrued expenses	25,381	29,561
Deferred income taxes	712	278

Total current liabilities	41,422	45,605
Other long-term liabilities	37,132	35,532
Revolving credit facility	4,000	13,000
Capital lease obligations	3,307	3,038
Deferred income taxes	1,549	1,634

Total liabilities	87,410	98,809

Commitments and Contingencies (Notes 12 and 15)

Stockholders’ equity
Common stock, $0.001 par value, 120,000 shares authorized, 14,835 shares issued and outstanding in 2010 and 14,785 shares issued and outstanding in 2009	15	15
Additional paid in capital	149,390	148,630
Accumulated other comprehensive income (loss)	335	(220)
Accumulated deficit	(79,336)	(56,142)

Total stockholders’ equity	70,404	92,283

Total liabilities and stockholders’ equity	$157,814	$191,092

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 29, 2010	December 26, 2009	December 27, 2008
Revenues	$351,056	$359,207	$390,718

Restaurant operating costs
Food and beverage	103,257	106,030	117,642
Labor	114,723	117,194	125,811
Operating	53,032	54,441	61,375
Occupancy	37,659	37,690	36,874

Total restaurant operating costs	308,671	315,355	341,702
General and administrative expenses	18,409	20,168	21,026
Restaurant pre-opening costs	1,231	1,101	4,428
Depreciation and amortization	15,146	16,789	15,043
Impairment, restructuring, and other charges	28,384	20,388	83,913

Total costs and expenses	371,841	373,801	466,112

Operating loss	(20,785)	(14,594)	(75,394)
Interest expense, net	1,657	1,752	1,173
Write off of loan transaction costs	—	—	376
Other income, net	(213)	(53)	(308)

Loss before income taxes	(22,229)	(16,293)	(76,635)
Income tax expense (benefit)	965	(726)	(7,024)

Net loss	$(23,194)	$(15,567)	$(69,611)

Net loss per share
Basic	$(1.57)	$(1.05)	$(4.73)
Diluted	$(1.57)	$(1.05)	$(4.73)
Shares used in computing net loss per share
Basic	14,811	14,771	14,707
Diluted	14,811	14,771	14,707

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 29, 2007	14,684,991	$15	$146,918	$29,036	$2,828	$178,797
Equity based compensation, including restricted stock	36,056	—	1,117	—	—	1,117
Tax effect of share based compensation	—	—	(5)	—	—	(5)
Currency translation adjustment	—	—	—	—	(4,503)	(4,503)
Net loss	—	—	—	(69,611)	—	(69,611)

Total comprehensive loss	—	—	—	(69,611)	(4,503)	(74,114)

Balances at December 27, 2008	14,721,047	15	148,030	(40,575)	(1,675)	105,795
Equity based compensation, including restricted stock	71,195	—	649	—	—	649
Surrender of stock as payment for tax withholding	(7,457)	—	(48)	—	—	(48)
Tax effect of share based compensation	—	—	(1)	—	—	(1)
Currency translation adjustment	—	—	—	—	1,455	1,455
Net loss	—	—	—	(15,567)	—	(15,567)

Total comprehensive loss	—	—	—	(15,567)	1,455	(14,112)

Balances at December 26, 2009	14,784,785	15	148,630	(56,142)	(220)	92,283
Equity based compensation, including restricted stock	53,108	—	785	—	—	785
Surrender of stock as payment for tax withholding	(2,842)	—	(27)	—	—	(27)
Stock issuance in lieu of cash	281	—	2	—	—	2
Currency translation adjustment	—	—	—	—	555	555
Net loss	—	—	—	(23,194)	—	(23,194)

Total comprehensive loss	—	—	—	(23,194)	555	(22,639)

Balances at December 29, 2010	14,835,332	$15	$149,390	$(79,336)	$335	$70,404

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 29, 2010	December 26, 2009	December 27, 2008
Operating activities
Net loss	$(23,194)	$(15,567)	$(69,611)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	15,146	16,789	15,043
Loss on sale of assets	52	—	—
Deferred income taxes	1,481	249	(4,638)
Share based compensation	785	649	1,117
Impairment/restructuring charges	28,239	20,068	83,913
Write off of loan transaction costs	—	—	376
Changes in operating assets and liabilities
Trade accounts receivable	3,674	(1,126)	775
Tenant improvement allowance receivable	372	1,848	5,319
Income tax receivable	18	2,782	(2,053)
Inventories	(363)	488	(126)
Prepaid expenses and other current assets	(447)	(149)	1,213
Accounts payable	(3,112)	(3,220)	(4,821)
Accrued expenses	(5,553)	(2,140)	(2,716)
Other long-term liabilities	1,911	1,994	3,540

Net cash provided by operating activities	19,009	22,665	27,331

Investing activities
Purchase of property and equipment	(10,336)	(8,203)	(48,245)
Increase in other assets	(1,935)	(198)	(293)

Net cash used in investing activities	(12,271)	(8,401)	(48,538)

Financing activities
Revolving credit facility amendment costs	(568)	—	(619)
Borrowings made on revolving credit facility	91,500	116,000	135,500
Payments made on revolving credit facility	(100,500)	(127,000)	(124,500)
Deemed landlord financing proceeds	—	675	8,315
Deemed landlord financing payments	(262)	(241)	(100)
Net change in capital lease and note payable obligations	82	55	(12)

Net cash provided by (used in) financing activities	(9,748)	(10,511)	18,584

Effect of exchange rate changes on cash and cash equivalents	183	442	(292)

Net increase (decrease) in cash and cash equivalents	(2,827)	4,195	(2,915)
Cash and cash equivalents, beginning of year	8,623	4,428	7,343

Cash and cash equivalents, end of year	$5,796	$8,623	$4,428

Supplemental disclosure of cash flow information
Cash paid for interest	$966	$1,482	$1,305
Cash paid (received) for income taxes, net of refunds	141	(2,768)	(706)
Non-cash financing	481	—	—
Purchase of property and equipment included in accounts payable	2,647	—	—

The accompanying notes are an integral part of these consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Business and Organization

McCormick and Schmick’s Seafood Restaurants, Inc. (the “Company”) is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of December 29, 2010, operated 96 restaurants, including 89 in 25 states throughout the United States, including one pursuant to a management agreement, and seven in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of McCormick & Schmick’s Seafood Restaurants, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the last Saturday in December for fiscal years through 2009. Beginning in 2010, the fiscal year ends on the Wednesday closest to December 31, which may be the Wednesday before or after December 31. The change in fiscal year resulted in four additional days in fiscal year 2010. Approximately every six years a 53 week fiscal year occurs, and our next 53 week fiscal year will be 2012.

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

Trade Accounts Receivable

Trade accounts receivable primarily consists of credit card receivables, amounts due from third-party gift card vendors and other receivables that arise in the ordinary course of business. At December 29, 2010 the Company had an allowance for doubtful accounts of $0.4 million. There was no allowance in the prior years.

Inventories

Inventories, which consist principally of restaurant food, beverages and supplies, are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the shorter of the useful life of the asset or the length of the related lease term. Equipment under capitalized leases is amortized over the shorter of the useful life of the asset or the length of the related lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. The useful lives below reflect management’s change in estimate for the useful lives of leasehold improvements. Previously our estimate of our useful lives of leasehold improvements was 7 to 30 years. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are included in results of operations.

Estimated useful lives are generally as follows:

Equipment	3-10 years
Furniture and fixtures	5-10 years
Leasehold improvements	7-20 years
Buildings	39 years

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating undiscounted cash flows the Company considers a number of factors including current period cash flows combined with a history of cash flows associated with the use of the underlying long-lived asset. The Company evaluates undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Other Assets

Other assets include loan costs, liquor licenses (a portion which is subject to amortization) and notes receivable which are recorded at historical cost, net of accumulated amortization. Other assets also include lease rights which were acquired during 2010 and were measured at fair value at the time of acquisition based on comparable market data. Other assets subject to amortization are amortized on a straight-line basis.

Fair Value Estimates

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value.

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

A summary of the fair value measurements as of December 29, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3	Totals
Property and equipment	—	—	$5,482	$5,482
Other assets	—	—	1,545	1,545

Total	—	—	$7,027	$7,027

A summary of the fair value measurements as of December 26, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Totals
Property and equipment	—	—	$2,425	$2,425

Total	—	—	$2,425	$2,425

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Recognition of deferred tax assets is limited to amounts considered more likely than not to be realized in future periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If in the future, we determine based on expected profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. Because taxable operating results for The Boathouse Restaurants have been improving over the past two years, management believes a reasonable possibility exists that, within the next fiscal year, sufficient positive evidence may be available to reach a conclusion that a portion of the valuation allowance is no longer needed.

Revenue Recognition

Revenues are recognized at the point of delivery of products and services. The Company recognizes gift card income when the gift card is redeemed by the guest; or the likelihood of the gift card being redeemed by the guest is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to governmental entities. The Company determines the gift card breakage rate based upon historical redemption patterns. A portion of our gift cards is sold on a discount and the net value (face value to be redeemed less the discount offered) is deferred until redeemed or breakage is deemed appropriate. Gift card income is included within revenues.

Share-Based Compensation Plan

Share-based compensation expense for the years ended December 29, 2010, December 26, 2009 and December 27, 2008 was $0.8 million, $0.6 million and $1.1 million, respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock awards.

The Company determined the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The model is affected by the Company’s stock price as well as the Company’s assumptions regarding a number of complex and subjective variables, including but not limited to the Company’s expected stock price volatility over the term of the awards, life of the option, expected term of the option, the estimated forfeiture rate, the risk-free interest rate and the expected dividend yield. The Company’s expected stock price volatility was based on historical volatility of the Company’s stock price since the initial public offering in 2004. The option life was based on the contractual life of the option. The expected term of the option was based on an average of selected peer companies in the Company’s industry and our expectation of average time until exercise of the options by the grantees. The estimated forfeiture rate was based on the Company’s estimate of future terminations over the vesting period of the award. The risk-free interest rate was based on the implied yield available at the time of grant on U.S. Treasury zero-coupon issues. Dividend yield is based on management’s estimation of dividends to be paid in the future.

The fair value of the Company’s stock options was estimated using the following assumptions. The Company did not grant any options during fiscal year 2008.

	Year Ended
	December 29, 2010	December 26, 2009
Expected volatility	60.2%	51.1%
Option life	10 years	10 years
Expected term	5.5 years	5.5 years
Estimated forfeiture rate	0%	0%
Risk-free interest rate	2.2%	1.1%
Dividend yield	0%	0%

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

Restaurant Pre-Opening Costs

Restaurant pre-opening costs are expensed as incurred and consist primarily of wages and salaries, hourly employee recruiting, license fees, meals, local marketing, lodging and travel, and rent expenses during the construction or remodel period and through the opening or re-opening of the restaurant.

Advertising Costs

Advertising costs are expensed as incurred and were $3.2 million, $3.9 million and $5.5 million for the fiscal years ended December 29, 2010, December 26, 2009 and December 27, 2008, respectively.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted stock.

Employee stock options, non-vested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the purchase price the grantee pays for restricted stock, if any, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital upon the exercise of the options or vesting of the restricted stock.

Options to purchase 644,281, 543,547 and 319,311 shares of common stock were outstanding at December 29, 2010, December 26, 2009 and December 27, 2008, respectively. Shares of restricted stock outstanding were 35,847, 64,301 and 115,388 on December 29, 2010, December 26, 2009 and December 27, 2008, respectively. There were no dilutive shares for the years ended December 29, 2010, December 26, 2009 and December 27, 2008. For years ended December 29, 2010, December 26, 2009 and December 27, 2008, 403,362, 319,200 and 321,223, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

Operating Leases

The Company generally operates its restaurants in leased premises. The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term up to 20 years, including option periods when exercise of such option periods are reasonably assured of renewal due to the presence of certain economic penalties. For purposes of calculating straight-line rents, the lease term commences on the date the Company obtains control of the property, which is normally when the property is ready for normal tenant improvements (build-out-period). For certain leases the Company only has the right to exercise its option for renewal if certain sales targets are achieved at or near the renewal date. These renewal option periods have been included in the lease term when the Company determines at lease inception or at the acquisition date of the restaurant, if later, that the sales targets are non-substantive and achievement of such sales targets is virtually certain. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as deferred rent liability.

The Company receives certain tenant improvement allowances which are considered lease incentives and are amortized over the life of the lease term, as a reduction of rent expense. Accordingly, the Company has recorded a deferred rent liability including tenant improvement allowances for the straight lining of rents and lease incentives, which is included in other long-term liabilities of $28.2 million and $26.3 million as of December 29, 2010 and December 26, 2009, respectively. Certain other landlord tenant improvement allowances received, depending on the specifics of the leased space and the lease agreement for the amounts paid for structural components during the construction period are recorded as construction in progress and the landlord tenant improvement allowances received are recorded as a landlord financing liability, which is included in other long-term liabilities of $8.4 million and $8.6 million as of December 29, 2010 and December 26, 2009, respectively. Upon completion of construction for those leases that meet the criteria and for those leases that do not qualify for sale leaseback treatment, the landlord financing liability is amortized under the effective interest rate method over the lease term based on the rent payments designated in the lease agreement.

3. Property and Equipment

Property and equipment and related accumulated depreciation and amortization consist of the following:

	December 29, 2010	December 26, 2009
	(in thousands)
Fixtures and equipment	$72,715	$78,417
Leasehold improvements	126,301	149,781
Construction in progress	4,005	2,577
Building	1,757	1,845
Building under capital lease	3,430	3,279
Land	719	719

	208,927	236,618
Less: Accumulated depreciation and amortization	(79,491)	(78,153)

Property and equipment, net	$129,436	$158,465

The Company capitalized $30,000 in interest costs for the year ended December 29, 2010 and $58,000 for the year ended December 26, 2009. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 29, 2010, December 26, 2009 and December 27, 2008 was $15.1 million, $16.8 million and $15.0 million, respectively. The Company recorded an impairment charge of $28.4 million, $19.8 million and $2.8 million related to property and equipment for the years ended December 29, 2010, December 26, 2009 and December 27, 2008, respectively. See Note 13 to the financial statements.

4. Other Assets

Other assets consist of the following:

	December 29, 2010	December 26, 2009
	(in thousands)
Loan costs	$1,160	$1,863
Liquor licenses	2,233	2,261
Notes receivable	655	271
Lease rights	1,545	—
Other	301	301

	5,894	4,696
Less accumulated amortization of loan costs, liquor licenses and lease rights	(133)	(1,096)

	$5,760	$3,600

Amortization expense related to other assets (loan costs, liquor licenses and lease rights) was $315,000, $265,000 and $235,000 for the years ended December 29, 2010, December 26, 2009 and December 27, 2008, respectively.

Estimated annual amortization expense related to our other assets as of December 29, 2010 is as follows (in thousands):

2011	$341
2012	341
2013	334
2014	334
2015	316
Thereafter	1,074

$2,740

5. Accrued Expenses

Accrued expenses consist of the following:

	December 29, 2010	December 26, 2009
	(in thousands)
Gift card liability	$11,146	$10,908
Accrued compensation and benefits	7,626	13,011
Accrued sales tax	2,122	2,134
Other	4,487	3,508

	$25,381	$29,561

6. Long-Term Debt

On November 17, 2010, the existing revolving credit facility was amended. In conjunction with the amendment, the availably under the facility was reduced from $90.0 million to $40.0 million, with an additional $20.0 million available at the Company’s request if specified conditions are met. The amended facility also makes certain financial covenants less restrictive and extends the maturity to November 17, 2015. The interest rate on U.S. borrowings is based on the financial institution’s base rate plus a margin between 2.50% and 3.00% or the Eurodollar rate plus a margin of 3.50% to 4.00%, and the interest rate on Canadian borrowings is based on the Canadian Eurodollar Rate plus a margin of 3.60% to 4.10%, with margins determined by certain financial ratios. The Company’s effective interest rate on its borrowings was 3.75% and 3.20% at December 29, 2010 and December 26, 2009, respectively.

As of December 29, 2010, the outstanding balance on the Company’s revolving credit facility was $4.0 million and the Company had maximum exposure under standby letters of credit of $2.8 million. As of December 29, 2010, there was $33.2 million available for future borrowings under the credit facility. The credit facility is guaranteed by the Company and all its domestic subsidiaries, and imposes a maximum leverage ratio and certain other financial covenants. The Company was in compliance with all covenants as of December 29, 2010.

Loans under the credit facility are secured by a pledge of the capital stock of the Company’s subsidiaries, subject to certain limitations relating to the Company’s foreign subsidiaries. In addition, the Company and its subsidiaries have agreed to a negative pledge on assets, with certain customary exceptions, and the credit facility places certain restrictions on the Company’s activities, including financial covenants and restrictions on certain payments to related parties and on capital expenditures.

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 29, 2010	December 26, 2009
	(in thousands)
Deferred rent	$23,019	$20,730
Unamortized tenant improvement allowances	5,172	5,537
Deemed landlord financing liability	8,383	8,649
Other	558	616

	$37,132	$35,532

8. Capital Leases

The Company has a capital lease for a restaurant facility under which it has a purchase option, which upon exercise, gives the Company the right to acquire the building at a predetermined price. The purchase option expires October 1, 2011. The lessor has a put option to require the Company to purchase the property, at a predetermined price. The put option may only be exercised within 60 days of the fifth anniversary of the commencement date of the lease, October 1, 2012. The assets and related liabilities under the capital lease were recorded at fair value at the inception of the lease.

The building and related accumulated amortization recorded under capital lease are as follows:

	December 29, 2010	December 26, 2009
	(in thousands)
Building	$3,430	$3,279
Less: Accumulated amortization	(279)	(184)

Capital lease assets, net	$3,151	$3,095

Minimum future lease payments as of December 29, 2010 are as follows (in thousands):

2011	$251
2012	3,799

Total minimum lease payments	4,050
Less: Amount representing interest	(743)

Present value of net minimum lease payments	3,307
Less: Current portion	—

Long-term portion	$3,307

9. Income Taxes

The provision for income taxes consists of:

	Year Ended
	December 29, 2010	December 26, 2009	December 27, 2008
	(in thousands)
Income (Loss) before income taxes
United States	$(23,485)	$(17,381)	$(68,143)
Foreign	1,256	1,088	(8,492)

	$ (22,229)	$(16,293)	$(76,635)

Current tax expense (benefit)
Federal	$129	$(439)	$(2,688)
State and local	219	(431)	34
Foreign	286	(105)	268

	634	(975)	(2,386)

Deferred tax expense (benefit)
Federal	290	219	(3,915)
State and local	41	30	(543)
Foreign	—	—	(180)

	331	249	(4,638)

Total tax expense (benefit)	$965	$(726)	$(7,024)

The effective income tax rate differs from the federal statutory rate as follows:

	Year Ended
	December 29, 2010	December 26, 2009	December 27, 2008
Federal statutory rate	34.0%	35.0%	35.0%
State and local taxes	4.8%	4.1%	4.3%
Foreign rate differential	0.6%	0.2%	(0.5)%
Nondeductible expenses	(0.4)%	(0.5)%	(0.1)%
FICA tip credits	7.4%	10.8%	2.6%
Other	0.7%	2.0%	(0.4)%
Increase in U.S. deferred tax asset valuation allowance	(51.5)%	(49.9)%	(28.1)%
Change in foreign deferred tax valuation allowance	0.1%	2.8%	(3.6)%

	(4.3)%	4.5%	9.2%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 29, 2010	December 26, 2009
	(in thousands)
Deferred tax assets:
Accrued expenses	$439	$770
Deferred rent	8,822	8,137
Basis difference for intangible assets	9,736	12,157
Federal & state credits	3,016	2,955
FICA tip credits	21,333	18,935
Foreign deferred tax assets	2,291	2,259
Net operating loss	512	626
Other	665	750

Subtotal	46,814	46,589
Less valuation allowance	(42,516)	(31,808)

Total deferred tax assets	4,298	14,781

Deferred tax liabilities:
Prepaid expenses	(753)	(573)
Basis difference for property and equipment	(5,584)	(15,903)
Other	(222)	(217)

Total deferred tax liabilities	(6,559)	(16,693)

Net deferred tax liability	$(2,261)	$(1,912)

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

As of December 29, 2010, for federal income tax purposes, the Company had FICA tip credit carryforwards of $21.3 million, various employment based credits of $1.6 million, and alternative minimum tax credit carryforwards of $0.9 million. As of December 29, 2010, for state and local income tax purposes, the Company had net operating loss carryforwards of $15.2 million and other miscellaneous state credits of $0.5 million. If not used to reduce taxable income in future periods, portions of the FICA tip credit carryforwards and employment based credits will expire between 2021 and 2029, and the state and local net operating loss carryforwards will expire between 2010 and 2029. The alternative minimum tax credits and other miscellaneous state credits have indefinite lives and do not expire.

As of December 29, 2010, December 26, 2009 and December 27, 2008, the Company has provided a valuation allowance of $42.5 million, $31.8 million and $24.0 million, respectively, against deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which we believe that realization is uncertain. If recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 29, 2010 will be recognized as a reduction of income tax expense. The increase in the valuation allowance was attributed to the net losses which increased the deferred tax asset balance and the corresponding valuation allowance.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at December 27, 2008	$713
Increases in tax positions for current year	73
Decreases in tax positions for prior years	(91)
Lapse in statute of limitations	(391)

Gross unrecognized tax benefits at December 26, 2009	304
Increases in tax positions for current year	75
Lapse in statute of limitations	(1)

Gross unrecognized tax benefits at December 29, 2010	$378

Included in the balance of unrecognized tax benefits at December 29, 2010 and December 26, 2009 are $228,000 and $154,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2010 and December 26, 2009, the Company had accrued $36,000 and $26,000 of interest related to uncertain tax positions, respectively. The Company has accrued no penalties. The Company’s unrecognized tax benefits are largely related to certain state filing positions. The Company believes that it is reasonably possible that approximately $153,000 of its unrecognized tax benefits, primarily related to state tax filing positions, may be recognized by the end of 2011 as a result of a lapse of the statute of limitations. The Company does not expect any significant increase of its unrecognized tax benefits during 2011.

The Company’s tax returns have been examined through 2008 by the Internal Revenue Service. The Company’s Canadian federal income tax returns for the 2008 and 2009 tax years are currently under examination by the Canada Revenue Agency. The Company does not expect that the results of this examination will result in any significant liabilities. The Company has not been notified of any other federal, foreign, state or local tax jurisdiction examination.

10. Related Party Transactions

The Company leases properties from landlords controlled by certain stockholders of the Company. Total rent paid to these landlords was $1.0 million for each of the years ended December 29, 2010, December 26, 2009 and December 27, 2008.

11. Share-Based Compensation

Share-based compensation expense recognized for the fiscal years ended December 29, 2010, December 26, 2009 and December 27, 2008 was $0.8 million, $0.6 million and $1.1 million respectively, which consisted of share-based compensation expense related to employee stock options and restricted stock.

On June 16, 2004, the Company adopted the 2004 Stock Incentive Plan (the “Plan”) under which 1,500,000 shares were reserved for issuance. Under the Plan, the Company may grant stock options, restricted stock and other awards to employees, directors, and consultants. As of December 29, 2010, options to purchase a total of 1,264,000 shares of the Company’s common stock have been granted under the Plan at a price equal to the fair market value of the stock on the date of grant. As of December 29, 2010, there were 644,281 options outstanding, of which 340,949 were exercisable. As of December 29, 2010 there were 35,847 shares of restricted stock outstanding. Additional awards granted under the Plan may be in the form of nonqualified stock options, incentive stock options, SARs, restricted stock, stock bonuses and performance-based awards. The fair value of shares vested during the fiscal years ended December 29, 2010, December 26, 2009 and December 27, 2008 was $0.6 million, $0.5 million and $0.1 million, respectively.

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

The table below summarizes the status of the Company’s stock based compensation plan, including stock options and restricted stock grants:

	Stock Options	Weighted Average Exercise Price	Restricted Stock	Total Shares	Aggregate Intrinsic Value
Outstanding at December 29, 2007	337,277	$12.94	73,322	410,599
Awards granted	—	—	85,620	85,620
Awards exercised	—	—	36,056	36,056
Awards forfeited	17,966	18.68	7,498	25,464

Outstanding at December 27, 2008	319,311	12.62	115,388	434,699

Awards granted	250,000	3.92	33,060	283,060	$1,128,797
Awards exercised	—	—	71,195	71,195	359,184
Awards forfeited	25,764	16.93	12,952	38,716	96,492

Outstanding at December 26, 2009	543,547	8.41	64,301	607,848	1,361,542

Awards granted	110,000	7.51	29,721	139,721	434,083
Awards exercised	—	—	53,389	53,389	432,028
Awards forfeited	9,266	12.00	4,786	14,052	43,170

Outstanding at December 29, 2010	644,281	8.21	35,847	680,128	1,764,340

Exercisable at December 29, 2010	340,949	$10.23	—	340,949	$—

The table below summarizes information about stock options outstanding at December 29, 2010:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.92 – $26.81	644,281	6.26	$8.21	340,949	$10.23

As of December 29, 2010 and December 26, 2009, the unamortized compensation cost related to stock options and restricted stock granted to employees was $1.6 million and $1.0 million, respectively.

The following table summarizes share-based compensation expense (in thousands):

	Year Ended
	December 29, 2010	December 26, 2009	December 27, 2008
Labor	$—	$—	$14
General and administrative expenses	785	649	1,103

Share-based compensation expense included in total costs and expenses	785	649	1,117
Income tax benefit related to share-based compensation	229	242	417

Share-based compensation expense, net of tax	$556	$407	$700

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

13. Impairment, Restructuring, and Other Charges

A summary of impairment/restructuring charges incurred were as follows:

	Years Ended
	December 29, 2010	December 26, 2009	December 27, 2008
	(in millions)
Impairment of goodwill	$—	$—	$26.2
Impairment of long lived assets	28.4	19.8	2.8
Impairment of trademarks and tradenames	—	—	54.4
Restructuring charge	—	0.6	0.5

Total impairment, restructuring and other charges	$28.4	$20.4	$83.9

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors including current period cash flows combined with a history of cash flows and an undiscounted cash flow projection associated with the use of the underlying long-lived asset. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated primarily through the use of a discounted cash flow analysis. The Company also considers other market participant data to estimate the fair value of land, building, fixtures and equipment, and leasehold improvements, which estimates what a potential buyer would pay today. When available, current market information, such as comparative sales price, was used to determine value. Actual results could differ significantly from the Company’s estimates.

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows, growth rates, operating margins, weighted average cost of capital and other information which are subject to a significant degree of judgment based on experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. Impairment charges could be triggered in the future if expected restaurant performance will not support the net book value of the underlying long-lived assets on a future undiscounted cash flow basis or if management decides to close that location.

Fiscal Year 2010

During the fourth quarter of 2010, the Company experienced a triggering event for an impairment evaluation for long-lived assets. The triggering event that resulted in the fourth quarter impairment evaluation included the continued difficult economic environment which was disproportionately affecting certain restaurants, coupled with the shortfall of anticipated fourth quarter improvements for those restaurants, which ultimately led to the lowering of future anticipated results for the affected restaurants. The Company recorded impairment charges of $28.4 million including the impairment of fixtures, equipment and leasehold improvements. The impairment charge includes full and partial impairments at 13 restaurants not previously impaired.

Fiscal Year 2009

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

Fiscal Year 2008

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

14. Employee Benefit Plans

The Company has a 401(k) contributory benefit plan for eligible employees, under which the Company may make discretionary contributions up to a maximum of 3% of the participant’s eligible compensation. There were no matching contributions made for the years ended December 29, 2010 and December 26, 2009. For the year ended December 27, 2008, Company matching contributions totaled approximately $0.5 million.

15. Operating Leases

The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for an initial term between 10 and 20 years with one to three five-year renewal options. The leases generally require the Company to pay property taxes, utilities, and various other use and occupancy costs.

Minimum rent payments under lease commitments as of December 29, 2010 are as follows:

(in thousands)
2011	$28,263
2012	28,424
2013	26,463
2014	24,320
2015	22,159
Thereafter	85,324

$214,953

Rent expense charged to operations under all operating leases is as follows:

	Year Ended
	December 29, 2010	December 26, 2009	December 27, 2008
	(in thousands)
Fixed rent	$26,362	$26,964	$24,930
Contingent rent, based on revenues	2,210	1,462	2,386
Non-cash rent	889	1,701	2,102

	$29,461	$30,127	$29,418

16. Foreign Currency

The Canadian dollar is the functional currency of the Company’s subsidiary in Canada. All assets and liabilities of the subsidiary are translated at the prevailing exchange rate in effect at each applicable fiscal reporting period. Revenues and expenses are translated at the average rate of exchange for the applicable fiscal reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in results of operations.

17. Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s results of operations, cash flows or financial position for the year ended December 29, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with generally accepted accounting principles in the United States.

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of December 29, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 29, 2010, our internal control over financial reporting was effective based on those criteria. Due to inherent limitations, an internal control system may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 29, 2010 which is included in the Report of Independent Registered Public Accounting Firm contained in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in our fiscal quarter ended December 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference to our definitive proxy statement for our 2011 annual meeting of stockholders (the “2011 Proxy Statement”), under the caption “Proposal 1: Election of Directors,” to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 29, 2010. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our audit committee and our audit committee financial expert is incorporated by reference to the 2011 Proxy Statement under the captions “Corporate Governance—Board Committees” and “Report of the Audit Committee”.

Information regarding the process by which shareholders may nominate directors is incorporated by reference to the 2011 Proxy Statement under the caption “Additional Information—Stockholder Nominations for Directors”.

Information regarding disclosure of compliance with Section 16(a) of the Exchange Act is incorporated by reference to the 2011 Proxy Statement.

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

Information regarding executive compensation is incorporated by reference to the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management is incorporated by reference to our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Information regarding our share based compensation plan is included in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to our 2011 Proxy Statement under the caption “Corporate Governance—Director Independence” and “Transactions with Related Persons, Promoters, and Certain Control Persons”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, appearing under the caption “Report of the Audit Committee—Fees Paid to Independent Registered Public Accounting Firm,” is incorporated by reference to our 2011 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 11, 2011.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ WILLIAM T. FREEMAN
William T. Freeman
Chief Executive Officer (Principal Executive Officer)

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANT, INC.

By:	/s/ MICHELLE M. LANTOW
Michelle M. Lantow
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2011.

Signatures	Title

/s/ WILLIAM T. FREEMAN William T. Freeman	Chief Executive Officer (Principal Executive Officer)

/s/ MICHELLE M. LANTOW Michelle M. Lantow	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. SCHMICK Douglas L. Schmick	Director (Chairman of the Board of Directors)

/s/ J. RICE EDMONDS J. Rice Edmonds	Director

/s/ ELLIOTT H. JURGENSEN JR. Elliott H. Jurgensen Jr.	Director

/s/ JAMES R. PARISH James R. Parish	Director

/s/ ERIC P. BAUER Eric P. Bauer	Director

/s/ CHRISTINE F. DEPUTY OTT Christine F. Deputy Ott	Director

EXHIBITS.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated April 17, 2009).

10.1	Amended and Restated Revolving Credit Agreement dated December 28, 2007 among McCormick & Schmick Acquisition Corp. and The Boathouse Restaurants of Canada, Inc., as borrowers, Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC, as sole lead arranger, and other specified lenders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 2, 2008) ; Amendment No. 1 to Amended and Restated Credit Agreement dated March 7, 2008 (incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K for the period ended December 27, 2008); Amendment No. 2 to Amended and Restated Credit Agreement dated January 29, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 30, 2009); Amendment No. 3 to Amended and Restated Credit Agreement dated November 17, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 23, 2010).

10.2	Retail Lease Agreement, dated as of February 14, 1985, between Harborside Partners, LLC, as successor in interest to Cornerstone Development Company, and McCormick & Schmick Restaurant Corp., as successor in interest to the Cornerstone-McCormick Joint Venture dba Harborside Restaurant, and Amendments 4 and 5 thereto (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, file No. 333-114977).

10.3	Lease, dated June 18, 2004, between DLS Investments, LLC and McCormick & Schmick Restaurant Corp. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, file No. 333-114977) and Amendment to Lease dated November 23, 2005 between DLS Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated November 23, 2005).

10.4*	Form of Amended and Restated Executive Severance Agreement entered into by Douglas L. Schmick and McCormick & Schmick’s Seafood Restaurants, Inc. (incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the fiscal year ended December 27, 2008).

10.5*	Employment Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008; Executive Severance and Non-Competition Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and William T. Freeman dated November 13, 2008 (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the fiscal year ended December 27, 2008).

10.6*	Employment Agreement between McCormick & Schmick’s Seafood Restaurants, Inc. and Michelle M. Lantow dated November 16, 2009 (incorporated by reference to Exhibit 10.6 to our annual report on Form 10-K for the fiscal year ended December 26, 2009).

10.7*	McCormick & Schmick’s Seafood Restaurants, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, file No. 333-114977).

10.8*	Form of McCormick & Schmick’s Seafood Restaurants, Inc. Incentive Stock Option Agreement; form of McCormick & Schmick’s Seafood Restaurants, Inc. Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, file No. 333-114977).

10.9*	Form of Restricted Stock Agreement, as amended (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2006).

10.10*	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended March 29, 2008)

21.1	Subsidiaries of McCormick & Schmick’s Seafood Restaurants, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.