Form 10-Q
period 2011-03-30
McCormick & Schmicks Seafood Restaurants Inc.
filed 2011-05-06
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35148

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

There were 14,869,948 shares of common stock outstanding as of May 1, 2011.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

McCormick & Schmick’s Seafood Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 30, 2011	December 29, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,559	$5,796
Trade accounts receivable, net	5,559	6,818
Tenant improvement allowance receivables	76	124
Income tax receivable	135	547
Inventories	5,910	5,972
Prepaid expenses and other current assets	3,130	3,361

Total current assets	23,369	22,618
Property and equipment, net	127,406	129,436
Other assets	5,678	5,760

Total assets	$156,453	$157,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,853	$15,329
Accrued expenses	24,000	25,381
Deferred income taxes	648	712

Total current liabilities	38,501	41,422
Revolving credit facility	5,500	4,000
Capital lease obligations	3,433	3,307
Deferred income taxes	1,651	1,549
Other long-term liabilities	37,087	37,132

Total liabilities	86,172	87,410

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value, 120,000 shares authorized, 14,847 and 14,835 shares issued and outstanding for March 30, 2011 and December 29, 2010, respectively	15	15
Additional paid-in-capital	149,552	149,390
Accumulated other comprehensive income	708	335
Accumulated deficit	(79,994)	(79,336)

Total stockholders’ equity	70,281	70,404

Total liabilities and stockholders’ equity	$156,453	$157,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Thirteen Week Period Ended
	March 30, 2011	March 27, 2010
Revenues	$83,964	$84,822
Restaurant operating costs:
Food and beverage	25,110	25,797
Labor	28,803	28,160
Operating	12,881	12,574
Occupancy	9,200	9,187

Total restaurant operating costs	75,994	75,718
General and administrative expenses	4,891	4,907
Restaurant pre-opening costs	—	502
Depreciation and amortization	3,536	3,811

Total costs and expenses	84,421	84,938

Operating loss	(457)	(116)
Interest expense, net	341	406

Loss before income tax benefit	(798)	(522)
Income tax benefit	(140)	(82)

Net loss	$(658)	$(440)

Basic net loss per share	$(0.04)	$(0.03)
Diluted net loss per share	$(0.04)	$(0.03)
Shares used in per share calculations:
Basic	14,830	14,787
Diluted	14,830	14,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Thirteen Week Period Ended
	March 30, 2011	March 27, 2010
Cash flows from operating activities:
Net loss	$(658)	$(440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,536	3,811
Deferred income taxes	60	104
Share-based compensation	169	215
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,275	3,268
Tenant improvement allowance receivables	48	(91)
Income tax receivable	402	(154)
Inventories	78	(35)
Prepaid expenses and other current assets	277	18
Accounts payable	(122)	(1,432)
Accrued expenses	(1,459)	(6,077)
Other long-term liabilities	52	751

Net cash provided by (used in) operating activities	3,658	(62)

Cash flows from investing activities:
Purchase of property and equipment	(2,464)	(1,965)
Change in other assets	12	(7)

Net cash used in investing activities	(2,452)	(1,972)

Cash flows from financing activities:
Borrowings made on revolving credit facility	18,000	25,000
Payments made on revolving credit facility	(16,500)	(25,000)
Net change in capital lease and note payable obligations	25	17
Deemed landlord financing payments	(83)	(61)

Net cash provided by (used in) financing activities	1,442	(44)

Effect of exchange rate changes	115	102

Increase (decrease) in cash and cash equivalents	2,763	(1,976)
Cash and cash equivalents:
Beginning of period	5,796	8,623

End of period	$8,559	$6,647

Supplemental Cash Flow Information:
Cash paid for interest	$110	$126
Cash paid for income taxes, net of refunds	$(382)	$—
Purchase of property and equipment included in accounts payable	$1,276	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of March 30, 2011, operated 96 restaurants including 89 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and seven restaurants under The Boathouse Restaurant name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen week period ended March 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2011. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, share-based compensation expense, income taxes and commitments and contingencies.

The condensed consolidated balance sheet at December 29, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 29, 2010.

3. Share-Based Compensation

Share-based compensation expense was $0.2 million for the thirteen week periods ended March 30, 2011 and March 27, 2010, which related to employee stock options and restricted stock awards.

4. Comprehensive Loss

The components of comprehensive loss for the thirteen week periods ended March 30, 2011 and March 27, 2010 were as follows (in thousands):

	Thirteen week period ended
	March 30, 2011	March 27, 2010
Net loss	$(658)	$(440)
Other comprehensive income – foreign currency translation	373	263

Total comprehensive loss	$(285)	$(177)

5. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company pursuant to Item 404(a) of Regulation S-K, promulgated pursuant to the Securities and Exchange Act of 1934, as amended. Total rent paid to these landlords was $0.1 million for the thirteen week period ended March 30, 2011 and $0.2 million for the thirteen week period ended March 27, 2010.

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

The Company’s primary insurer in 2004 has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the accounting for employment related liabilities. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could negatively affect the Company’s results of operations and financial position. The amount of claims currently in dispute is $1.7 million, which represents costs already incurred by the Company in which we are seeking to recover. The Company has accounted for the litigation with the insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and management has concluded that no liability should be recorded at this time.

7. Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities outstanding, which includes stock options and restricted stock outstanding under the Company’s 2004 Stock Incentive Plan.

There were no dilutive shares for the thirteen week periods ended March 30, 2011 and March 27, 2010. For the thirteen week periods ended March 30, 2011 and March 27, 2010, 416,965 and 414,527, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

8. Subsequent Events

On April 4, 2011, LSRI Holdings, Inc. (“LSRI Holdings”), a wholly owned subsidiary of Landry’s Restaurants, Inc., which is controlled by Tilman J. Fertitta, announced that it was commencing a tender offer to purchase all of the outstanding shares of common stock of the Company (other than shares already owned by Mr. Fertitta and his affiliates). LSRI Holdings disclosed the details of the offer in a Tender Offer Statement on Schedule TO dated April 7, 2011, which included a formal offer, subject to various conditions, to purchase the subject common stock at a purchase price of $9.25 per share, net to seller in cash without interest thereon and less any required withholding tax. On April 20, 2011, after careful consideration and consultation with its financial and legal advisors, the Company’s board of directors unanimously recommended that Company stockholders reject the offer and not tender their shares of Company common stock in the offer because the offer undervalues the Company’s current and future business prospects, is highly conditional, and is not in the best interests of the Company or its stockholders. The recommendation of the Company’s board of directors is set forth in a Recommendation/Solicitation Statement on Schedule 14D-9, as amended, originally filed with the SEC on April 20, 2011.

In addition, on April 17, 2011, after careful consideration and consultation with the Company’s financial and legal advisors, the Company’s board of directors, by unanimous vote of the directors authorized the execution of the McCormick & Schmick’s Seafood Restaurants, Inc. Stockholder Rights Plan, dated as of April 18, 2011 between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding Company Common Stock to obtain the approval of the Company’s board of directors or else the rights held by the Company stockholders other than the acquiror become exercisable for Company Common Stock, or common stock of the acquiror, at a discounted price that would significantly dilute the acquiror’s position and likely make the acquisition prohibitively expensive. The Rights Plan will terminate automatically on April 18, 2012.

On May 2, 2011, the Company’s board of directors announced that it had determined to engage in a sale process as well as a broad evaluation of the Company’s other strategic alternatives, with the assistance of its financial and legal advisors, to enhance value for all of the Company’s stockholders. In addition, the Company’s board of directors announced that management will continue to refine and execute the Company’s previously announced strategic revitalization plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, anticipated cost savings and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. Some of the statements that are forward-looking include: our ability to continue to successfully implement our previously announced revitalization program, the impact of Landry’s unsolicited tender offer on our operations and business; our expectations about capital expenditures and business interruptions associated with our renovation initiatives; our expectations for the effects of that program; our estimates of revenues and of other expenses associated with our operations; our ability to anticipate and respond adequately to changes in guest preference; our ability to respond to increasing competition and to changes in consumer preferences in the restaurant industry; our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and our capital expenditures; our ability to comply with governmental regulations; our ability to absorb increasing labor costs, particularly including but not limited to increasing benefits costs associated with the pending healthcare legislation; our ability to implement our cost control initiatives without adversely impacting either product quality or guest experiences; and our ability to maintain a positive image for our brands. As with any business, there are a large number of factors that can cause us to deviate from our plans or to fall short of our expectations. Of course, our business as a whole is subject to a number of risks, and to the extent we know those risks to be material, we have listed and discussed them in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Please remember also that forward-looking statements are current as of today. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

OVERVIEW

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of March 30, 2011 we have expanded our restaurant base to 96 restaurants, including one restaurant operated pursuant to a management contract and seven restaurants operating in Canada under The Boathouse Restaurant name.

We offer our guests a daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 110,000 primary members and over 85,000 secondary members since its inception in 2006, and our online marketing e-mail club database includes over 405,000 members.

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

Our most significant restaurant operating costs are food and beverage costs and labor and related employee benefits. We believe our national and regional presence allow us to achieve better quality and pricing on key products than most of our competitors. We closely monitor food and beverage costs and regularly review our selection of preferred vendors on the basis of several key metrics, including pricing. In addition, because we print our menu daily in most of our locations, we are able to adapt the seafood items we offer to changes in vendor pricing to optimize our revenue mix and mitigate the impact of cost increases in any particular seafood item by substituting a lower-cost alternative on our menu or by adjusting the price. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We monitor this cost and review strategies to effectively control increases, but we are subject to the overall trend of increases in healthcare costs. General and administrative expenses are controlled in absolute amounts and monitored as a percentage of revenues.

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

Our objective is to continue to prudently expand the McCormick & Schmick’s seafood restaurant base in existing and new markets. Earlier in 2011, following a comprehensive review of McCormick & Schmick’s business, the Company announced a strategic revitalization plan that includes a multi-year service, hospitality and portfolio upgrade program designed to increase restaurant revenue and profitability, while also enhancing the overall guest experience. This plan includes initiatives to improve service and hospitality, continue to elevate our culinary program, further advance our private dining program, better align our brand with local market guest preferences, expand our social/digital marketing reach, add strength to the executive team and board of directors and upgrade selected units. The Company expects the plan will improve revenue per location and provide strong returns on invested capital. The Company is also continuing to consider expanding The Boathouse Restaurant concept in Canada, as well as utilizing it as a complementary concept within the United States.

Part of the revitalization program as outlined, is the reinvestment back into certain properties to improve top-line sales and restaurant level margins in those locations. We expect the restaurant designs that blend traditional elements that have been instrumental to our success over the past four decades with more updated features that will better connect with guest preferences.

The Company has identified eight restaurants to update in 2011, for an aggregate cost of approximately $6.5 million, some of which will be offset by landlord contributions, instead of the previously announced $10 to $15 million. The expected cost of this year’s remodel program is significantly lower than our original guidance for the following three reasons: (i) further refinement of the scope of the work to be done in each project combined with value engineering; (ii) two larger remodels we were considering for 2011 have been put on hold because of permitting and landlord approval delays; and (iii) better than expected landlord support, which has been committed in some locations, as they see the upside in making improvements to their facilities. With the refined cost structure of these remodels and modest sales increases, the Company expects it can deliver returns in excess of 20% in year one. In addition, the Company expects to have significantly less downtime during the 2011 remodels. The Company now estimates temporary closure of impacted locations for approximately 20 operating weeks during the scheduled remodels, which is roughly half the earlier estimate, as the Company has shifted the implementation process to minimize both closure times and adverse impacts on guests. The upgrade program is expected to impact earnings by ($0.04) in 2011.

FINANCIAL PERFORMANCE OVERVIEW

The following are highlights of our financial performance for the thirteen week period ended March 30, 2011 compared to the thirteen week period ended March 27, 2010:

•	Revenues of $84.0 million for Q1 2011 from $84.8 million for Q1 2010

•	Comparable restaurant sales decreased 3.2% from March 27, 2010 to March 30, 2011

•	Operating loss of $0.5 million for Q1 2011 from $0.1 million for Q2 2010

•	Net loss of $0.7 million for Q1 2011 from $0.4 million for Q1 2010

•	Diluted net loss per share of $0.04 for Q1 2011 from $0.03 per share for Q1 2010

RECENT DEVELOPMENTS

Foodservice Distribution Agreement

We terminated our existing food service distribution agreement with Sysco Corporation upon the expiration of the term of that agreement on January 31, 2011. We entered into a new agreement with Distribution Market Advantage, Inc. The Agreement became effective on January 31, 2011 and expires on January 31, 2014.

Unsolicited Tender Offer

On April 4, 2011, LSRI Holdings, Inc. (“LSRI Holdings”), a wholly owned subsidiary of Landry’s Restaurants, Inc., which is controlled by Tilman J. Fertitta, announced that it was commencing a tender offer to purchase all of the outstanding shares of our common stock (other than shares already owned by Mr. Fertitta and his affiliates). LSRI Holdings disclosed the details of the offer in a Tender Offer Statement on Schedule TO dated April 7, 2011, which included a formal offer, subject to various conditions, to purchase the subject common stock at a purchase price of $9.25 per share, net to seller in cash without interest thereon and less any required withholding tax. On April 20, 2011, after careful consideration and consultation with our financial and legal advisors, our board of directors unanimously recommended that our stockholders reject the offer and not tender their shares of our common stock in the offer because the offer undervalues our current and future business prospects, is highly conditional, and is not in the best interests of our company or our stockholders. The recommendation of our board of directors is set forth in a Recommendation/Solicitation Statement on Schedule 14D-9 filed with the SEC on April 20, 2011.

In addition, on April 17, 2011, after careful consideration and consultation with our financial and legal advisors, our board of directors, by unanimous vote of the directors, decided that it was in the best interests of our company and our stockholders to adopt a stockholder rights plan and authorized the execution of the McCormick & Schmick’s Seafood Restaurants, Inc., Stockholder Rights Plan, dated as of April 18, 2011 between our company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”). The purpose of the Rights Plan is to prevent the accumulation in excess of 15% of our company Common Stock by a stockholder whose interest may not be aligned with the best interest of our other stockholders. The Rights Plan requires any party seeking to acquire 15% or more of our outstanding common stock to obtain the approval of our board of directors or else the rights held by our stockholders other than the acquiror become exercisable for our common stock, or common stock of the acquiror, at a discounted price that would significantly dilute the acquiror’s position and likely make the acquisition prohibitively expensive. The Rights Plan has been tailored in a manner that our board of directors believes appropriately balances the interests of our stockholders in connection with what our board of directors considers an opportunistic, illusory and disadvantageous proposal, against the need to avoid excessive anti-takeover protections that ultimately may adversely impact stockholder value. To that end, our board of directors has provided in the Rights Plan that the device will terminate automatically on April 18, 2012.

On May 2, 2011, our board of directors announced that it had determined to engage in a sale process as well as a broad evaluation of our other strategic alternatives, with the assistance of its financial and legal advisors, to enhance value for all our stockholders. In addition, our board of directors announced that management will continue to refine and execute our previously announced strategic revitalization plan. There can be no assurance that the sale process, or the evaluation of other strategic alternatives, will result in any transaction or otherwise modify or replace our current strategic plan.

RESULTS OF OPERATIONS: Thirteen week period ended March 30, 2011 compared to thirteen week period ended March 27, 2010

	Thirteen Week Period Ended (1)
	March 30, 2011		March 27, 2010
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$83,964	100.0%	$84,822	100.0%
Restaurant operating costs:
Food and beverage	25,110	29.9	25,797	30.4
Labor	28,803	34.3	28,160	33.2
Operating	12,881	15.3	12,574	14.8
Occupancy	9,200	11.0	9,187	10.8

Total restaurant operating costs	75,994	90.5	75,718	89.3
General and administrative expenses	4,891	5.8	4,907	5.8
Restaurant pre-opening costs	—	—	502	0.6
Depreciation and amortization	3,536	4.2	3,811	4.5

Total costs and expenses	84,421	100.5	84,938	100.1

Operating loss	(457)	(0.5)	(116)	(0.1)
Interest expense, net	341	0.4	406	0.5

Loss before income tax benefit	(798)	(1.0)	(522)	(0.6)
Income tax benefit	(140)	(0.2)	(82)	(0.1)

Net loss	$(658)	(0.8)%	$(440)	(0.5)%

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Thirteen Week Period Ended
(Dollars in thousands)	March 30, 2011	March 27, 2010	Dollar Change	% Change
Revenues	$83,964	$84,822	$(858)	(1.0)%
Restaurant operating costs:
Food and beverage	$25,110	$25,797	$(687)	(2.7)%
Labor	28,803	28,160	643	2.3%
Operating	12,881	12,574	307	2.4%
Occupancy	9,200	9,187	13	0.1%

Total restaurant operating costs	$75,994	$75,718	$276	0.4%

	Thirteen Week Period Ended
	March 30, 2011	March 27, 2010
Store operating weeks	1,235	1,203
Number of company owned restaurants operating during the period	95	93

Revenues

Our revenues are derived primarily from food and beverage sales.

Revenues decreased $0.9 million, or 1.0% to $84.0 million in the thirteen week period ended March 30, 2011 compared to $84.8 million in the comparable period of 2010. The decrease in revenues was primarily attributable to a 3.2% decrease in comparable restaurant sales. This decrease was partially offset by a beneficial shift in product mix. Revenues were also positively affected by the increase in store operating weeks as a result of the additional restaurants open compared to comparable period of 2010.

Income from gift card breakage was $0.1 million for the thirteen week period ended March 30, 2011 compared to no income from gift card breakage in the comparable period of 2010.

Food and Beverage Costs

Food and beverage costs include the cost of all food and beverage utilized in our restaurant operations.

Food and beverage costs decreased $0.7 million or 2.7%, to $25.1 million in the thirteen week period ended March 30, 2011 compared to $25.8 million in the comparable period of 2010. The decrease in food and beverage costs was primarily due to lower restaurant sales. The decrease in food and beverage costs as a percentage of revenues was primarily due to proactive management of these costs despite the impact of higher commodity costs.

Labor Costs

Labor costs include salaries and wages and related payroll costs for employees engaged in the direct operations of the restaurants.

Labor costs increased $0.6 million or 2.3%, to $28.8 million in the thirteen week period ended March 30, 2011 compared to $28.2 million in the comparable period of 2010. The increase in labor costs was primarily related to two additional restaurants in operation and the investment in our service and hospitality initiative during the thirteen week period ending March 30, 2011 as compared to the comparable period of 2010.

Operating Costs

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, janitorial, utilities, marketing and advertising, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing expenses will vary.

Operating costs increased $0.3 million or 2.4%, to $12.9 million in the thirteen week period ended March 30, 2011 compared to $12.6 million in the comparable period of 2010. The increase in operating costs was primarily related to two additional restaurants in operation in the thirteen week period ending March 30, 2011 as compared to the comparable period of 2010. The increase in operating costs as a percentage of revenue was a result of deleveraging in the comparable sales base.

Occupancy Costs

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges and property taxes.

Occupancy costs remained consistent at $9.2 million for the thirteen week period ended March 30, 2011 and in the comparable period of 2010. An increase in occupancy costs due to two additional units in operation in 2011 was offset by a decrease in occupancy costs due to a decline in percentage rent. The increase in occupancy costs as a percentage of revenues was primarily a result of a significant portion of our occupancy costs being fixed and a decrease in our revenues.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

	Thirteen Week Period Ended
(Dollars in thousands)	March 30, 2011	March 27, 2010	Dollar Change	% Change
General and administrative expense	$4,891	$4,907	$(16)	(0.3)%
Restaurant pre-opening costs	—	502	(502)	*
Depreciation and amortization	3,536	3,811	(275)	(7.2)%

*	Not meaningful

General and Administrative Expenses

General and administrative expenses consist of expenses associated with corporate administrative functions that support development and restaurant operations including management and staff compensation, employee benefits, travel, legal fees, professional fees and technology expense.

General and administrative expenses costs remained consistent at $4.9 million for the thirteen week period ended March 30, 2011 and in the comparable period of 2010.

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

We did not incur any restaurant pre-opening costs for the thirteen week period ended March 30, 2011 and incurred $0.5 million in the comparable period of 2010.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible and other assets.

Depreciation and amortization decreased $0.3 million, or 7.2%, to $3.5 million in the thirteen week period ended March 30, 2011 compared to $3.8 million in the comparable period of 2010. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets impaired in fiscal 2010, partially offset by an increase in depreciation as a result of two new restaurants that were opened in the second quarter of 2010.

Operating Loss, Interest Expense, Net, Income Tax Benefit and Net Loss

	Thirteen week period ended
(Dollars in thousands)	March 30, 2011	March 27, 2010	Dollar Change	% Change
Operating loss	(457)	(116)	(341)	*
Interest expense, net	341	406	(65)	(16.0)%
Income tax benefit	(140)	(82)	(58)	(70.7)%
Net loss	(658)	(440)	(218)	(49.5)%

*	Not meaningful

Operating Loss

Operating loss increased by $0.3 million to $0.5 million in the thirteen week period ended March 30, 2011 compared to $0.1 million in the comparable period of 2010.

Interest Expense, Net

Interest expense, net, was $0.3 million for the thirteen week period ended March 30, 2011, compared to $0.4 million in the comparable period of 2010. The decrease is primarily attributed to a decline in the balance of our revolving credit facility, partially offset by an increase in our effective interest rate.

Income Tax Benefit

Our effective tax rate was a benefit of 17.5% in the thirteen week period ended March 30, 2011, compared to a benefit of 15.7% in the comparable period of 2010. The effective tax rate in fiscal 2011 is expected to be affected by the release of a portion of the valuation allowance against deferred tax assets as we project modest taxable income for the fiscal year in certain tax jurisdictions.

Net Loss

Net loss increased by $0.2 million to $0.7 million in the thirteen week period ended March 30, 2011, compared to $0.4 million in the comparable period of 2010 primarily due to a decline in revenue.

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

	Thirteen Week Period Ended
(Dollars in thousands)	March 30, 2011	March 27, 2010
Net cash provided by (used in) operating activities	$3,658	$(62)
Net cash used in investing activities	(2,452)	(1,972)
Net cash provided by (used in) financing activities	1,442	(44)
Effect of exchange rate changes on cash and cash equivalents	115	102

Net increase (decrease) in cash and cash equivalents	$2,763	$(1,976)

For much of our history, we have successfully operated with a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital because we are able to sell many of our food inventory items before payment is due to our suppliers. Credit card receivables, our primary type of receivable, are collected within a few business days of a guest’s payment by credit card. We have operated successfully with levels of working capital deficit similar to the deficit as of March 30, 2011 as this level does not fluctuate greatly from year to year. For the reasons state above, we believe this is the appropriate level to support our operations. Funds available from revenues not needed immediately for working capital purposes historically have been used for capital expenditures or to repay debt.

We had a working capital deficit of $15.1 million at March 30, 2011, compared to $13.1 million at March 27, 2010 and our current ratio was 0.61 at March 30, 2011, compared to 0.65 at March 27, 2010. We utilize our credit facility to cover working capital shortfalls by drawing on our facility daily as needed and then repaying promptly as funds become available.

We are engaged in a number of ongoing initiatives to enhance our facilities, including the previously announced revitalization plan and we regularly invest in our information technology systems to support future growth and development of our restaurant operations. From time to time we also evaluate programs that, if adopted, would require us to make additional capital expenditures, some of which may be material. Capital expenditures would be managed to balance liquidity and working capital needs with any extraordinary expenses and capital expenditures, taking into account any additional resources such as borrowings under existing or future credit arrangements. Capital expenditures for 2011 are expected to be between $12 million and $14 million.

Cash Flow from Operating Activities

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, our revitalization plan and pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next 12 month period. However, circumstances could change, perhaps significantly, if the economic downturn does not improve or worsens. In addition, our revitalization plan will require the temporary closure of individual restaurants, which will eliminate revenues for the affected sites for a period of time. If one or more site closures are longer than expected, our revenues and cash flow from operations for such sites are likely to fall short of our expectations for those sites.

Net cash provided by operating activities was $3.7 million in the thirteen week period ended March 30, 2011, compared to net cash used in operating activities of $0.1 in the thirteen week period ended March 27, 2010. This increase was primarily a result of the timing of payroll payments compared to the comparable period in the prior year. Guests pay for food and beverage purchases at the time of sale in cash or by credit card, which are converted to cash within a few business days. Our primary uses of cash are for inventory purchases, labor and occupancy which closely approximate the cash basis of accounting as these items are settled in cash within a short period of time.

Cash Flow from Investing Activities

Net cash used in investing activities in the thirteen week period ended March 30, 2011 was $2.5 million and consisted of capital expenditures. Cash was used primarily for equipment purchases and to upgrade existing restaurants.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1.4 million in the thirteen week period ended March 30, 2011 and consisted primarily of net borrowings on our revolving credit facility. We utilize our revolving credit facility to fund capital expenditures as well as fund our ongoing operations.

We have a $40 million revolving credit facility, with an additional $20 million available at our request if specified conditions are met. As of March 30, 2011, the outstanding balance on our revolving credit facility was $5.5 million at an effective interest rate of 4.2% and we had maximum exposure under standby letters of credit of $2.8 million. As of March 30, 2011, there was $31.7 million available for future borrowings under the credit facility. Under the revolving credit facility agreement, we are subject to certain financial covenants. We were in compliance with these covenants as of March 30, 2011.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of March 30, 2011 we had not repurchased any shares.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in the management’s discussion and analysis of financial condition and results of operations in Form 10-K for the year ended December 29, 2010.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We reaffirm the significant accounting policies in our notes to consolidated financial statements reported in Form 10-K for the year ended December 29, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we believe will have a material effect on our results of operations, cash flows or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our Form 10-K (Item 7A) for the year ended December 29, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These may include claims brought against us by private party plaintiffs and various government agencies, including federal, state and local taxing agencies, various state and local health departments, and the Equal Employment Opportunity Commission and other employment related agencies, among others. In certain instances we may settle claims if management concludes that future costs to defend the suits outweigh the costs to settle the claims. We are currently a defendant in several disputes that may be litigated in court. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal 2008, we initiated litigation to contest the insurer’s conclusion. The amount of claims currently in dispute with our insurer is $1.7 million which represents costs we already incurred in which we are seeking to recover. We have accounted for the litigation with our insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and determined that no liability should be recorded at this time.

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

The results achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. New restaurants we open may not have operating results similar to those of previously opened restaurants. The failure of restaurants to perform as predicted could result in an impairment charge, which could negatively impact our results of operations. Our operating results may fluctuate significantly because of several factors, including:

•	Our ability to implement our previously announced revitalization plan;

•	Our ability to achieve market acceptance, particularly in new markets;

•	Our ability to raise capital, or the availability of expansion capital generally;

•	Changes in the availability and costs of food;

•	The loss of key management personnel;

•	The concentration of our restaurants in specific geographic areas;

•	Our ability to protect our name and logo and other proprietary information;

•	Changes in consumer preferences or discretionary spending;

•	Fluctuations in the number of visitors or business travelers to our restaurants;

•	Health concerns about seafood or other foods;

•	Our ability to attract, motivate and retain qualified employees;

•	Increases in labor costs;

•	The impact of federal, state or local government regulations relating to our employees or the sale or preparation of food and the sale of alcoholic beverages;

•	The impact of litigation;

•	The effect of competition in the restaurant industry;

•	The effect of widespread adverse weather conditions;

•	Economic trends generally;

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

The unsolicited tender offer to which we are currently subject may pose additional risks to our business.

The unsolicited proposal to acquire our company announced on April 4, 2011 by LSRI Holdings, Inc., (“LSRI Holdings”) a wholly owned subsidiary of Landry’s Restaurants, Inc., may expose us to a number of risks, including:

•	our stock price could fluctuate significantly;

•	if the tender offer results in a change in control, it could result in a significant change in our business;

•	increased legal fees and associated costs incurred in connection with responding to the offer;

•	potential increases in legal fees associated with defending lawsuits that may be brought in connection with this offer and our response to it;

•	losses of revenue occasioned by the distraction of management in responding to the offer and to the related litigation;

•	limitations on our ability to execute effectively upon our business plans because of competing demands on management’s time and attention;

•	difficulties in hiring, retaining and motivating key personnel during the uncertainties generated by the tender offer;

•	substantial increases in general and administrative expense associated with increasing staffing needs and with the need to retain and compensate outside consultants;

•	difficulties in maintaining relationships with key suppliers, landlords and other parties whose actions have significant influence over our business;

•	risks arising in connection with our attempts to assess our strategic alternatives to the tender offer;

•

difficulties in preserving the commercially sensitive confidential information that may need to be disclosed to competitors and other persons in connection with an assessment of our strategic alternatives; and

•	disruption of and instability in our employee and customer bases.

Our Rights Plan makes it difficult for a third party to acquire control of our company. This could have a negative effect on the price of our common stock.

We adopted a stockholder rights plan which could discourage potential acquisition proposals and could delay or prevent a change in control of our company. These deterrents could adversely affect the price of our common stock and make it difficult to remove or replace members of the board of directors or management of our company.

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

As of March 30, 2011, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, 14 in California, and seven in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity or events outside of our control regarding any of our restaurants in these areas could have a material adverse effect on our business and operations.

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

Our business may suffer if we do not successfully, timely and economically implement our revitalization plan.

In early 2011, following a comprehensive review of McCormick & Schmick’s business, the Company announced a strategic revitalization plan that includes a multi-year service, hospitality and portfolio upgrade program designed to increase restaurant revenue and profitability, while also enhancing the overall guest experience. This plan includes initiatives to improve service and hospitality, continue to elevate our culinary program, further advance our private dining program, better align our brand with local market guest preferences, expand our social/digital marketing reach, add strength to the executive team and board of directors and upgrade selected units. The Company expects the plan will improve revenue per location and provide strong returns on invested capital. The Company is also continuing to consider expanding The Boathouse Restaurant concept in Canada, as well as utilizing it as a complementary concept within the United States. If we fail to implement this program effectively, we may be unable to strengthen our customer base (which would represent a failure to reap the intended results of our investments) or we may alienate a significant portion of our existing customer base (which would harm our revenues).

Moreover, we have budgeted significant capital expenditures toward enhancing our restaurant portfolio, including up to $6.5 million for 2011. A significant majority of those investments are targeting upgrades to individual properties based upon a variety of factors, with a goal of enhancing the dining experience, growing our customer base and traffic counts, and improving per-site revenues. Some of these projects will require the temporary closure of individual restaurants, which will eliminate revenues for the affected sites for a period of time. If one or more site closures are longer than expected, our revenues for such sites are likely to fall short of our expectations for those sites. Any of these potential outcomes, alone or in combination, may materially and adversely affect our financial condition, results of operations or cash flows.

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

We may become subject to litigation relating to our adoption of a stockholder rights plan.

On April 4, 2011, LSRI Holdings, a wholly owned subsidiary of Landry’s Restaurants, Inc., which is controlled by Tilman J. Fertitta, announced that it was commencing a tender offer to purchase all of the outstanding shares of common stock of our company (other than shares already owned by Mr. Fertitta and his affiliates). LSRI Holdings disclosed the details of the offer in a Tender Offer Statement on Schedule TO dated April 7, 2011, which included a formal offer, subject to various conditions, to purchase the subject common stock at a purchase price of $9.25 per share, net to seller in cash without interest thereon and less any required withholding tax. After careful consideration and consultation with financial and legal advisors, effective April 18, 2011, our board of directors unanimously adopted a Stockholders Rights Plan dated April 18, 2011, between our company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”) in order to restrict the accumulation in excess of 15% of our common stock by a stockholder whose interest may not be aligned with the best interest of our other stockholders. The Rights Plan requires any party seeking to acquire 15% or more of our outstanding common stock to obtain the approval of our board of directors or else the rights held by our stockholders other than the acquiror become exercisable for our common stock, or common stock of the acquiror, at a discounted price that would significantly dilute the acquiror’s position and likely make the acquisition prohibitively expensive. The Rights Plan has been tailored in a manner that our board of directors believes appropriately balances the interests of our stockholders in connection with what our board of directors considers an opportunistic, illusory and disadvantageous proposal, against the need to avoid excessive anti-takeover protections that ultimately may adversely impact stockholder value. However, there can be no assurance that the adoption of the Rights Plan will not result in litigation against us.

Before noon on April 4, 2011 no fewer than three self-described “stockholder rights” law firms had announced “investigations” into our board of directors’ response to the proposed tender offer. In a number of analogous situations in the past, stockholders represented by such firms have brought lawsuits against companies and boards of directors, often claiming that a defendant or group of defendants should have acted in a manner differently than they actually acted, and that in so doing, they breached some duty that resulted in harm to the stockholders. Our company’s board of directors believes that it has behaved properly and that it has relied appropriately upon the advice of legal counsel, financial advisors and other professionals in responding to the tender offer, and it would expect to defend any such lawsuits vigorously. Moreover, we maintain insurance covering a substantial portion of any such risks. However, there can be no assurance that any such litigation will not result in additional and uninsured costs or that such actions, alone or in combination with other factors, will not divert our attention in a manner that results in an adverse impact upon our financial condition, results of operations, or cash flows.

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

Date: May 6, 2011