Form 10-Q
period 2011-06-29
McCormick & Schmicks Seafood Restaurants Inc.
filed 2011-08-08
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 14,869,948 shares of common stock outstanding as of August 1, 2011.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

McCormick & Schmick’s Seafood Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 29, 2011	December 29, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,450	$5,796
Trade accounts receivable, net	5,906	6,818
Tenant improvement allowance receivables	14	124
Income tax receivable	113	547
Inventories	5,788	5,972
Prepaid expenses and other current assets	2,644	3,361

Total current assets	20,915	22,618
Property and equipment, net	119,777	129,436
Other assets	7,277	5,760

Total assets	$147,969	$157,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,123	$15,329
Accrued expenses	22,325	25,381
Deferred income taxes	603	712

Total current liabilities	36,051	41,422
Revolving credit facility	3,000	4,000
Capital lease obligations	3,438	3,307
Deferred income taxes	1,688	1,549
Other long-term liabilities	36,539	37,132

Total liabilities	80,716	87,410

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 100 authorized, no shares issued and outstanding at June 29, 2011 and December 29, 2010	—	—
Common stock, $0.001 par value, 120,000 shares authorized, 14,870 and 14,835 shares issued and outstanding at June 29, 2011 and December 29, 2010, respectively	15	15
Additional paid-in-capital	149,646	149,390
Accumulated other comprehensive income	575	335
Accumulated deficit	(82,983)	(79,336)

Total stockholders’ equity	67,253	70,404

Total liabilities and stockholders’ equity	$147,969	$157,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Thirteen Week Period Ended		For the Twenty-Six Week Period Ended
	June 29, 2011	June 26, 2010	June 29, 2011	June 26, 2010
Revenues	$88,745	$89,734	$172,709	$174,555
Restaurant operating costs:
Food and beverage	26,129	26,883	51,240	52,680
Labor	29,574	29,399	58,377	57,560
Operating	13,610	12,879	26,491	25,453
Occupancy	9,146	9,358	18,345	18,544

Total restaurant operating costs	78,459	78,519	154,453	154,237
General and administrative expenses	6,511	4,824	11,401	9,731
Restaurant pre-opening costs	22	631	22	1,133
Depreciation and amortization	3,589	3,848	7,126	7,659
Impairment, restructuring and other charges	2,499	—	2,499	—

Total costs and expenses	91,080	87,822	175,501	172,760

Operating income (loss)	(2,335)	1,912	(2,792)	1,795
Interest expense, net	313	401	654	806

Income (loss) before income taxes	(2,648)	1,511	(3,446)	989
Income tax expense	341	227	201	145

Net income (loss)	$(2,989)	$1,284	$(3,647)	$844

Basic net income (loss) per share	$(0.20)	$0.09	$(0.25)	$0.06
Diluted net income (loss) per share	$(0.20)	$0.09	$(0.25)	$0.06
Shares used in per share calculations:
Basic	14,877	14,788	14,839	14,795
Diluted	14,877	14,930	14,839	14,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Twenty- Six Week Period Ended
	June 29, 2011	June 26, 2010
Cash flows from operating activities:
Net income (loss)	$(3,647)	$844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,126	7,659
Loss on disposition of assets	290	—
Deferred income taxes	216	241
Share-based compensation	263	439
Impairment, restructuring and other charges	2,496	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	921	2,603
Tenant improvement allowance receivables	110	67
Income tax receivable	424	(240)
Inventories	147	(158)
Prepaid expenses and other current assets	729	(352)
Accounts payable	(2,396)	(2,506)
Accrued expenses	(3,296)	(5,136)
Other long-term liabilities	331	1,314

Net cash provided by operating activities	3,714	4,775

Cash flows from investing activities:
Purchase of property and equipment	(2,532)	(7,100)
Disposition of property and equipment	402	—
Change in other assets	112	(491)

Net cash used in investing activities	(2,018)	(7,591)

Cash flows from financing activities:
Borrowings made on revolving credit facility	33,000	48,000
Payments made on revolving credit facility	(34,000)	(47,000)
Net change in capital lease and note payable obligations	51	(22)
Deemed landlord financing payments	(169)	(153)

Net cash provided by (used in) financing activities	(1,118)	825

Effect of exchange rate changes	76	26

Increase (decrease) in cash and cash equivalents	654	(1,965)
Cash and cash equivalents:
Beginning of period	5,796	8,623

End of period	$6,450	$6,658

Supplemental Cash Flow Information:
Cash paid for interest	$224	$456
Cash paid (received) for income taxes, net of refunds	$(312)	$214
Non-cash financing	$(1,800)	$481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of June 29, 2011, operated 93 restaurants including 86 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and seven restaurants under The Boathouse Restaurant name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen and twenty-six week period ended June 29, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2011.

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

3. Share-Based Compensation

Share-based compensation expense was $0.1 million and $0.2 million for the thirteen week periods ended June 29, 2011 and June 26, 2010, respectively, and $0.3 million and $0.4 million for the twenty-six week periods ended June 29, 2011 and June 26, 2010, respectively, which related to employee stock options and restricted stock awards.

4. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the thirteen and twenty-six week periods ended June 29, 2011 and June 26, 2010 were as follows (in thousands):

	Thirteen week period ended		Twenty-six week period ended
	June 29, 2011	June 26, 2010	June 29, 2011	June 26, 2010
Net income (loss)	$(2,989)	$1,284	$(3,647)	$844
Other comprehensive income (loss) – foreign currency translation	(133)	(191)	240	72

Total comprehensive income (loss)	$(3,122)	$1,093	$(3,407)	$916

5. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company pursuant to Item 404(a) of Regulation S-K, promulgated pursuant to the Securities and Exchange Act of 1934, as amended. Total rent paid to these landlords was $0.1 million and $0.2 million for the thirteen week period ended June 29, 2011 and June 26, 2010, respectively, and $0.2 million and $0.5 million for the twenty-six week periods ended June 29, 2011 and June 26, 2010, respectively.

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

The Company’s primary insurer in 2004 has informed the Company it believes the Company has exhausted its insurance coverage with respect to employment claims arising in the Company’s 2004 coverage year. The Company disagrees with this interpretation of the coverage, but has taken this interpretation into account in connection with the accounting for employment related liabilities. The Company has initiated litigation to contest the insurer’s conclusion. If the Company is unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, the resolution of those claims could negatively affect the Company’s results of operations and financial position. The amount of claims currently in dispute is $2.0 million, which represents costs already incurred by the Company in which we are seeking to recover. The Company has accounted for the litigation with the insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and management has concluded that no liability should be recorded at this time.

7. Net Income (Loss) Per Share

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

	Thirteen week period ended		Twenty-six week period ended
	June 29, 2011	June 26, 2010	June 29, 2011	June 26, 2010
Shares used for basic net income (loss) per share	14,877	14,788	14,839	14,795
Dilutive effect of stock options and restricted stock	—	142	—	134

Shares used for diluted net income (loss) per share	14,877	14,930	14,839	14,929

Shares not included in dilutive per share calculations because they were antidilutive	392	284	393	284

8. Impairment, Restructuring and Other Charges

A summary of impairment, restructuring and other charges are as follows:

	For the Thirteen Week Period Ended		For the Twenty-Six Week Period Ended
	June 29, 2011	June 26, 2010	June 29, 2011	June 26, 2010
Impairment	$2,858	$—	$2,858	$—
Restructuring and other charges	(359)	—	(359)	—

Total	2,499	—	2,499	—

Impairment

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

During the second quarter of 2011, the Company experienced a triggering event for an impairment evaluation for long-lived assets. The triggering event that resulted in the second quarter impairment evaluation included the continued difficult economic environment which was disproportionately affecting certain restaurants, coupled with the shortfall of anticipated second quarter improvements for those restaurants, which ultimately led to the lowering of future anticipated results for the affected restaurants. The Company recorded an impairment charge of $2.9 million including the impairment of fixtures, equipment and leasehold improvements at three restaurants.

Restructuring and other charges

During the second quarter of 2011, the company strategically closed three restaurants. One of the restaurants was owned by the Company and was sold for $0.4 million in cash and a $1.8 million two year note receivable. Two restaurants were operated under lease agreements which were assigned to other parties. The closing of these restaurants resulted in the release of deferred rent credits of $0.8 million associated with these locations, partially offset by costs associated with closing these restaurants and other termination benefits paid to employees. The result was a net credit of $0.4 million for the thirteen and twenty-six week periods ended June 29, 2011.

9. Recent Developments

On April 4, 2011, LSRI Holdings, Inc. (“LSRI Holdings”), a wholly owned subsidiary of Landry’s Restaurants, Inc., which is controlled by Tilman J. Fertitta, announced that it was commencing a tender offer to purchase all of the outstanding shares of common stock, par value $0.001 per share (“Common Shares”) of the Company (other than Common Shares already owned by Mr. Fertitta and his affiliates) at a purchase price of $9.25 per share, net to seller in cash without interest thereon and less any required withholding tax (the “Offer”). On April 20, 2011, the Company’s board of directors unanimously recommended that Company stockholders reject the Offer and not tender their Common Shares in the Offer.

In addition, on April 17, 2011, after careful consideration and consultation with the Company’s financial and legal advisors, the Company’s board of directors, by unanimous vote of the directors authorized the execution of the McCormick & Schmick’s Seafood Restaurants, Inc. Stockholder Rights Plan, dated as of April 18, 2011 between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding Common Shares of the Company to obtain the approval of the Company’s board of directors or else the rights held by the Company stockholders other than the acquiror become exercisable for Common Shares of the Company, or common stock of the acquiror, at a discounted price that would significantly dilute the acquiror’s position and likely make the acquisition prohibitively expensive. The Rights Plan will terminate automatically on April 18, 2012.

On April 20, 2011, in connection with the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) payable on April 28, 2011, for each Common Share, outstanding on April 28, 2011 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company, following certain triggering events, one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $45.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

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

On July 15, 2011, the Company entered into a confidentiality and standstill agreement with Landry’s, Inc. (“Landry’s”) pursuant to which Landry’s and certain of its affiliates and other related parties are obligated to, among other things, keep confidential information provided to Landry’s and such related parties by the Company obtained during due diligence to be performed by Landry’s in connection with the Company’s previously announced sales process. The agreement also contains customary standstill provisions that limit or prevent Landry’s and its affiliates and other related parties from acquiring additional shares of the Company’s common stock and taking certain other actions to increase their influence over, or gain control of, the Company. The confidentiality and standstill agreement requires Landry’s to terminate the Offer made by LSRI Holdings, a wholly owned subsidiary of Landry’s. On July 15, 2011, LSRI Holdings announced that it had terminated the Offer.

Since the commencement of the evaluation of strategic alternatives, numerous other confidentiality agreements have been entered into with numerous parties, all of which contain terms similar to the agreement with Landry’s.

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, anticipated cost savings and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. Some of the statements that are forward-looking include: our ability to continue to successfully implement our previously announced revitalization program; the impact of our previously announced potential sale process and broad evaluation of other strategic alternatives; our expectations about capital expenditures and business interruptions associated with our revitalization initiatives; our expectations for the effects of that program; our estimates of revenues and of other expenses associated with our operations; our ability to anticipate and respond adequately to changes in guest preference; our ability to respond to increasing competition and to changes in consumer preferences in the restaurant industry; our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and our capital expenditures; our ability to comply with governmental regulations; our ability to absorb increasing labor costs, particularly including but not limited to increasing benefits costs associated with the pending healthcare legislation; our ability to implement our cost control initiatives without adversely impacting either product quality or guest experiences; and our ability to maintain a positive image for our brands. As with any business, there are a large number of factors that can cause us to deviate from our plans or to fall short of our expectations. Of course, our business as a whole is subject to a number of risks, and to the extent we know those risks to be material, we have listed and discussed them in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Please remember also that forward-looking statements are current as of today. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

OVERVIEW

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of June 29, 2011 we have expanded our restaurant base to 93 restaurants, including one restaurant operated pursuant to a management agreement and seven restaurants operating in Canada under The Boathouse Restaurant name.

We offer our guests a daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 120,000 primary members and over 90,000 secondary members since its inception in 2006, and our online marketing e-mail club database includes over 410,000 members.

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

Part of the revitalization program as outlined, is the reinvestment back into certain properties to improve top-line sales and restaurant level margins in those locations. We expect the restaurant designs to blend traditional elements that have been instrumental to our success over the past four decades with more updated features that will better connect with guest preferences.

We have now successfully completed the first four of the eight remodel projects we had planned for 2011 as part of our strategic revitalization project. Based on early sales results at these locations, we are on track for these projects to generate return on investments above the 20% hurdle rate that we previously discussed.

FINANCIAL PERFORMANCE OVERVIEW

The following are highlights of our financial performance for the thirteen week period ended June 29, 2011 compared to the thirteen week period ended June 26, 2010:

•	Revenues of $88.7 million for Q2 2011 from $89.7 million for Q2 2010

•	Comparable restaurant sales decreased 2.7% from Q2 2010 to Q2 2011

•	Operating loss of $2.3 million for Q2 2011 from operating income of $1.9 million for Q2 2010

•	Net loss of $3.0 million for Q2 2011 from net income of $1.3 million for Q2 2010

•	Diluted net loss per share of $0.20 for Q2 2011 from diluted net income of $0.09 per share for Q2 2010

RECENT DEVELOPMENTS

On April 4, 2011, LSRI Holdings, Inc. (“LSRI Holdings”), a wholly owned subsidiary of Landry’s Restaurants, Inc., which is controlled by Tilman J. Fertitta, announced that it was commencing a tender offer to purchase all of the outstanding shares of our common stock, par value $0.001 per share (“Common Shares”) of our Company (other than Common Shares already owned by Mr. Fertitta and his affiliates) at a purchase price of $9.25 per share, net to seller in cash without interest thereon and less any required withholding tax (the “Offer”). On April 20, 2011, after careful consideration and consultation with our financial and legal advisors, our board of directors unanimously recommended that our stockholders reject the offer and not tender their Common Shares in the Offer because the Offer undervalues our current and future business prospects, is highly conditional, and is not in the best interests of our company or our stockholders.

In addition, on April 17, 2011, after careful consideration and consultation with our financial and legal advisors, our board of directors, by unanimous vote of the directors authorized the execution of the McCormick & Schmick’s Seafood Restaurants, Inc. Stockholder Rights Plan, dated as of April 18, 2011 between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of our outstanding Common Shares to obtain the approval of our board of directors or else the rights held by our stockholders other than the acquiror become exercisable for Common Shares, or common stock of the acquiror, at a discounted price that would significantly dilute the acquiror’s position and likely make the acquisition prohibitively expensive. The Rights Plan will terminate automatically on April 18, 2012.

On April 20, 2011, in connection with the Rights Plan, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) payable on April 28, 2011, for each outstanding Common Share, outstanding on April 28, 2011 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company, following certain triggering events, one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $45.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

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

On July 15, 2011, we entered into a confidentiality and standstill agreement with Landry’s, Inc. (“Landry’s”) pursuant to which Landry’s and certain of its affiliates and other related parties are obligated to, among other things, keep confidential information provided to Landry’s and such related parties by us obtained during due diligence to be performed by Landry’s in connection with our previously announced sales process. The agreement also contains customary standstill provisions that limit or prevent Landry’s and its affiliates and other related parties from acquiring additional shares of our company’s common stock and taking certain other actions to increase their influence over, or gain control of, our company. The confidentiality and standstill agreement requires Landry’s to terminate the Offer made by LSRI Holdings, a wholly owned subsidiary of Landry’s. On July 15, 2011, LSRI Holdings announced that it had terminated the Offer.

Since the commencement of the evaluation of strategic alternatives, numerous other confidentiality agreements have been entered into with numerous parties, all of which contain terms similar to the agreement with Landry’s.

RESULTS OF OPERATIONS: Thirteen week period ended June 29, 2011 compared to thirteen week period ended June 26, 2010

	Thirteen Week Period Ended (1)
	June 29, 2011		June 26, 2010
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$88,745	100.0%	$89,734	100.0%
Restaurant operating costs:
Food and beverage	26,129	29.4	26,883	30.0
Labor	29,574	33.3	29,399	32.8
Operating	13,610	15.3	12,879	14.4
Occupancy	9,146	10.3	9,358	10.4

Total restaurant operating costs	78,459	88.4	78,519	87.5
General and administrative expenses	6,511	7.3	4,824	5.4
Restaurant pre-opening costs	22	0.0	631	0.7
Depreciation and amortization	3,589	4.0	3,848	4.3
Impairments, restructuring and other charges	2,499	2.8	—	—

Total costs and expenses	91,080	102.6	87,822	97.9

Operating income (loss)	(2,335)	(2.6)	1,912	2.1
Interest expense, net	313	0.4	401	0.4

Income (loss) before income tax expense	(2,648)	(3.0)	1,511	1.7
Income tax expense	341	0.4	227	0.3

Net income (loss)	$(2,989)	(3.4)%	$1,284	1.4%

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	$78,459	$78,459	$78,459	$78,459
	Thirteen Week Period Ended
(Dollars in thousands)	June 29, 2011	June 26, 2010	Dollar Change	% Change
Revenues	$88,745	$89,734	$(989)	(1.1)%
Restaurant operating costs:
Food and beverage	$26,129	$26,883	$(754)	(2.8)%
Labor	29,574	29,399	175	0.6%
Operating	13,610	12,879	731	5.7%
Occupancy	9,146	9,358	(212)	(2.3)%

Total restaurant operating costs	$78,459	$78,519	$(60)	(0.1)%

	Thirteen Week Period Ended
	June 29, 2011	June 26, 2010
Store operating weeks	1,215	1,215
Number of company owned restaurants at the end of the period	92	95

Revenues

Our revenues are derived primarily from food and beverage sales.

Revenues decreased $1.0 million, or 1.1% to $88.7 million in the thirteen week period ended June 29, 2011, compared to $89.7 million in the comparable period of 2010. The decrease in revenues was primarily attributable to a 2.7% decrease in comparable restaurant sales.

Income from gift card breakage remained consistent at $0.1 million for the thirteen week period ended June 29, 2011 and in the comparable period of 2010.

Food and Beverage Costs

Food and beverage costs include the cost of all food and beverage utilized in our restaurant operations.

Food and beverage costs decreased $0.8 million or 2.8%, to $26.1 million in the thirteen week period ended June 29, 2011, compared to $26.9 million in the comparable period of 2010. The decrease in food and beverage costs was primarily due to lower restaurant sales. The decrease in food and beverage costs as a percentage of revenues was primarily due to proactive management of these costs.

Labor Costs

Labor costs include salaries and wages and related payroll costs for employees engaged in the direct operations of the restaurants.

Labor costs increased $0.2 million or 0.6%, to $29.6 million in the thirteen week period ended June 29, 2011, compared to $29.4 million in the comparable period of 2010. The increase in labor costs in dollars and as a percentage of revenue was primarily related to the investment in our service and hospitality initiative during the thirteen week period ending June 29, 2011 as compared to the same period of 2010.

Operating Costs

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, janitorial, utilities, business taxes, marketing and advertising, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing expenses will vary.

Operating costs increased $0.7 million or 5.7%, to $13.6 million in the thirteen week period ended June 29, 2011, compared to $12.9 million in the comparable period of 2010. The increase in operating costs primarily relates to an increase in repairs and maintenance and marketing. The increase in operating costs as a percentage of revenue was a result of these costs in addition to deleveraging in the comparable sales base.

Occupancy Costs

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges and property taxes.

Occupancy costs decreased $0.2 million or 2.3%, to $9.1 million in the thirteen week period ended June 29, 2011, compared to $9.4 million in the comparable period of 2010. The decrease in occupancy costs primarily relates to a decrease in percentage rent due a decline in revenue.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization and Impairment, Restructuring and Other Charges

	Thirteen Week Period Ended
(Dollars in thousands)	June 29, 2011	June 26, 2010	Dollar Change	% Change
General and administrative expense	$6,511	$4,824	$1,687	35.0%
Restaurant pre-opening costs	22	631	(609)	*
Depreciation and amortization	3,589	3,848	(259)	(6.7)%
Impairment, restructuring and other charges	2,499	—	2,499	*

*	Not meaningful

General and Administrative Expenses

General and administrative expenses consist of expenses associated with corporate administrative functions that support development and restaurant operations including management and staff compensation, employee benefits, travel, legal fees, professional fees and technology expense.

General and administrative expense costs increased $1.7 million or 35.0%, to $6.5 million in the thirteen week period ended June 29, 2011, compared to $4.8 million in the comparable period of 2010. The increase in general and administrative expenses is primarily due to the $1.8 million incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives and $0.2 million related to loss on disposition of assets. This increase in general and administrative expense was offset by a decrease in employee related expenses.

Restaurant Pre-Opening Costs

Restaurant pre-opening costs, which are expensed as incurred, consist of costs incurred prior to opening a new restaurant or re-opening an existing restaurant and are comprised principally of manager salaries, relocation, employee payroll and related training costs for new employees, including practice and rehearsal of service activities and local marketing costs. Restaurant pre-opening costs also include rent expense during the construction period.

We incurred less than $0.1 million in restaurant pre-opening costs for the thirteen week period ended June 29, 2011 related to re-opening of remodeled restaurants and incurred $0.6 million in the comparable period of 2010 related to the opening of two new restaurants.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible and other assets.

Depreciation and amortization decreased $0.3 million or 6.7%, to $3.6 million in the thirteen week period ended June 29, 2011, compared to $3.8 million in the comparable period of 2010. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets impaired in fiscal 2010.

Impairment, Restructuring and Other Charges

Impairment, restructuring and other charges of $2.5 million in the thirteen week period ended June 29, 2011 primarily related to a $2.9 million impairment charge of fixtures, equipment and leasehold improvements at three restaurants.

Operating Income (Loss), Interest Expense, Net, Income Tax Expense and Net Income (Loss)

	Thirteen week period ended
(Dollars in thousands)	June 29, 2011	June 26, 2010	Dollar Change	% Change
Operating income (loss)	(2,335)	1,912	(4,247)	*
Interest expense, net	313	401	(88)	(21.9)%
Income tax expense	341	227	114	50.2%
Net income (loss)	(2,989)	1,284	(4,273)	*

*	Not meaningful

Operating Income (Loss)

Operating income (loss) decreased by $4.2 million to an operating loss of $2.3 million in the thirteen week period ended June 29, 2011, compared to an operating income of $1.9 million in the comparable period of 2010. The decrease was primarily related to a decline in revenue, impairment charge and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

Interest Expense, Net

Interest expense, net, was $0.3 million for the thirteen week period ended June 29, 2011, compared to $0.4 million in the comparable period of 2010. The decrease is primarily attributed to a decline in the balance of our revolving credit facility.

Income Tax Expense

Income tax was an expense in the thirteen week period ended June 29, 2011, with an effective tax rate of 12.9%, compared to 15.0% in the comparable period of 2010. The effective tax rate in fiscal 2011 is expected to be affected by the release of a portion of the valuation allowance against deferred tax assets as we project modest taxable income for the fiscal year in certain tax jurisdictions.

Net Income (Loss)

Net income (loss) decreased by $4.3 million to a net loss of $3.0 million in the thirteen week period ended June 29, 2011, compared to a net income of $1.3 million in the comparable period of 2010 primarily due to a decline in revenue, impairment charge and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

Twenty-six Week Period Ended June 29, 2011 Compared to Twenty-six Week Period Ended June 26, 2010

The following are results of our financial performance for the twenty-six week period ended June 29, 2011 compared to the twenty-six week period ended June 26, 2010:

•	Revenues of $172.7 million for Q2 2011 from $174.6 million for Q2 2010

•	Comparable restaurant sales decreased 2.9% from Q2 2010 to Q2 2011

•	Operating loss of $2.8 million for Q2 2011 from operating income of $1.8 million for Q2 2010

•	Net loss of $3.6 million for Q2 2011 from $0.8 million net income for Q2 2010

•	Diluted net loss per share of $0.25 per share for Q2 2011 from diluted net income of $0.06 per share for Q2 2010

	Twenty-six week period ended (1)
	June 29, 2011		June 26, 2010
(dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$172,709	100.0%	$174,555	100.0%
Restaurant operating costs:
Food and beverage	51,240	29.7	52,680	30.2
Labor	58,377	33.8	57,560	33.0
Operating	26,491	15.3	25,453	14.6
Occupancy	18,345	10.6	18,544	10.6

Total restaurant operating costs	154,453	89.4	154,237	88.4
General and administrative expenses	11,401	6.6	9,731	5.6
Restaurant pre-opening costs	22	—	1,133	0.6
Depreciation and amortization	7,126	4.1	7,659	4.4
Impairment, restructuring and other charges	2,499	1.4	—	—

Total costs and expenses	175,501	101.6	172,760	99.0

Operating income (loss)	(2,792)	(1.6)	1,795	1.0
Interest expense, net	654	0.4	806	0.5

Income (loss) before income taxes	(3,446)	(2.0)	989	0.6
Income tax expense	201	0.1	145	0.1

Net income (loss)	$(3,647)	(2.1)%	$844	0.5%

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Twenty-six week period ended
(dollars in thousands)	June 29, 2011	June 26, 2010	Dollar Change	% Change
Revenues	$172,709	$174,555	$(1,846)	(1.1)%

Restaurant operating costs:
Food and beverage	$51,240	$52,680	$(1,440)	(2.7)%
Labor	58,377	57,560	817	1.4%
Operating	26,491	25,453	1,038	4.1%
Occupancy	18,345	18,544	(199)	(1.1)%

Total restaurant operating costs	$154,453	$154,237	$216	0.1%

	Twenty-six week period ended
	June 29, 2011	June 26, 2010
Store operating weeks	2,450	2,418
Number of company owned restaurants at the end of the period	92	95

Revenues

Revenues decreased $1.8 million, or 1.1%, to $172.7 million in the twenty-six week period ended June 29, 2011, compared to $174.6 million in the comparable period of 2010. The decrease in revenues was primarily attributable to a 2.9% decrease in comparable restaurant sales. This decrease was partially offset by an increase in store operating weeks as compared to the comparable period of 2010.

Income from gift card breakage was $0.2 million for the twenty-six week period ended June 29, 2011 and $0.1 million in the comparable period of 2010.

Food and Beverage Costs

Food and beverage costs decreased $1.4 million, or 2.7%, to $51.2 million in the twenty-six week period ended June 29, 2011, compared to $52.7 million in the comparable period of 2010. The decrease in food and beverage costs was primarily due to lower restaurant sales. The decrease in food and beverage costs as a percentage of revenues was primarily due to proactive management of these costs.

Labor Costs

Labor costs increased $0.8 million, or 1.4%, to $58.4 million in the twenty-six week period ended June 29, 2011, compared to $57.6 million in the comparable period of 2010. The increase in labor costs was primarily related to the investment in our service and hospitality initiative and the costs associated with the additional restaurants in operation during the twenty-six week period ending June 29, 2011 as compared to the comparable period of 2010.

Operating Costs

Operating costs increased $1.0 million, or 4.1%, to $26.5 million in the twenty-six week period ended June 29, 2011, compared to $25.5 million in the comparable period of 2010. The increase in operating costs primarily relates to an increase in repairs and maintenance, marketing expenses and costs associated with the additional restaurants in operation during the twenty-six week period ending June 29, 2011 as compared to the comparable period of 2010. The increase in operating costs as a percentage of revenue was a result of these costs in addition to deleveraging in the comparable sales base.

Occupancy Costs

Occupancy costs decreased $0.2 million, or 1.1%, to $18.3 million in the twenty-six week period ended June 29, 2011, compared to $18.5 million in the comparable period of 2010. The decrease in occupancy costs primarily relates to a decrease in percentage rent due to a decline in revenue partially offset by costs associated with the additional restaurants in operation during the twenty-six week period ending June 29, 2011 as compared to the comparable period of 2010.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

	Twenty-six week period ended		Dollar Change	% Change
(dollars in thousands)	June 29, 2011	June 26, 2010
General and administrative expenses	$11,401	$9,731	$1,670	17.2%
Restaurant pre-opening costs	22	1,133	(1,111)	*
Depreciation and amortization	7,126	7,659	(533)	(7.0)%
Impairment, restructuring and other charges	2,499	—	2,499	*

*	Not meaningful

General and Administrative Expenses

General and administrative costs increased $1.7 million, or 17.2%, to $11.4 million in the twenty-six week period ended June 29, 2011, compared to $9.7 million in the comparable period of 2010. The increase in general and administrative expenses is primarily due to the $1.8 million incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives and $0.3 million related to loss on disposition of assets. This increase in general and administrative expense was offset by a decrease in employee related expenses.

Restaurant Pre-Opening Costs

We incurred less than $0.1 million of restaurant pre-opening costs in the twenty-six week period ended June 29, 2011 related to the re-opening of remodeled restaurants, compared to $1.1 million in the comparable period of 2010 related to the opening of three new restaurants.

Depreciation and Amortization

Depreciation and amortization decreased $0.5 million, or 7.0%, to $7.1 million in the twenty-six week period ended June 29, 2011, compared to $7.7 million in the comparable period of 2010. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets written down in fiscal 2010.

Impairment, Restructuring and Other Charges

Impairment, restructuring and other charges of $2.5 million in the twenty-six week period ended June 29, 2011 primarily related to a $2.9 million impairment charge of fixtures, equipment and leasehold improvements at three restaurants.

Operating Income (Loss), Interest Expense, Net, Income Tax Expense and Net Income (Loss)

	Twenty-six week period ended		Dollar Change	% Change
(dollars in thousands)	June 29, 2011	June 26, 2010
Operating income (loss)	$(2,792)	$1,795	$(4,587)	*
Interest expense, net	654	806	(152)	(18.9)%
Income tax expense	201	145	56	38.6%
Net income (loss)	(3,647)	844	(4,491)	*

*	Not meaningful

Operating Income (Loss)

Operating income (loss) decreased by $4.6 million to an operating loss of $2.8 million in the twenty-six week period ended June 29, 2011, compared to an operating income of $1.8 million in the comparable period of 2010. The decrease was primarily related to a decline in revenue, impairment charge and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

Interest Expense, Net

Interest expense, net, was $0.7 million for the twenty-six week period ended June 29, 2011, compared to $0.8 million in the comparable period of 2010. The decrease is primarily attributed to a decline in the balance of our revolving credit facility.

Income Tax Expense

Income tax was an expense in the first twenty-six weeks of fiscal 2011 with an effective tax rate of 5.8%, compared to 14.7% in the comparable period of 2010. The effective tax rate in fiscal 2011 is expected to be affected by the release of a portion of the valuation allowance against deferred tax assets as we project modest taxable income for the fiscal year in certain tax jurisdictions.

Net Income (Loss)

Net income (loss) decreased by $4.5 million to a net loss of $3.6 million in the twenty-six week period ended June 29, 2011, compared to a net income of $0.8 million in the comparable period of 2010. The decrease is primarily due to a decline in revenue, impairment charge and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

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

	Twenty-six Week Period Ended
(Dollars in thousands)	June 29, 2011	June 26, 2010
Net cash provided by operating activities	$3,714	$4,775
Net cash used in investing activities	(2,018)	(7,591)
Net cash provided by (used in) financing activities	(1,118)	825
Effect of exchange rate changes on cash and cash equivalents	76	26

Net increase (decrease) in cash and cash equivalents	$654	$(1,965)

For much of our history, we have successfully operated with a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital because we are able to sell many of our food inventory items before payment is due to our suppliers. Credit card receivables, our primary type of receivable, are collected within a few business days of a guest’s payment by credit card. We have operated successfully with levels of working capital deficit similar to the deficit as of June 29, 2011 as this level does not fluctuate greatly from year to year. For the reasons stated above, we believe this is the appropriate level to support our operations. Funds available from revenues not needed immediately for working capital purposes historically have been used for capital expenditures or to repay debt.

We had a working capital deficit of $15.1 million at June 29, 2011, compared to $18.8 million at December 29, 2010 and our current ratio was 0.58 at June 29, 2011, compared to 0.55 at December 29, 2010. We utilize our credit facility to cover working capital shortfalls by drawing on our facility daily as needed and then repaying promptly as funds become available.

We are engaged in a number of ongoing initiatives to enhance our facilities, including the previously announced revitalization plan and we regularly invest in our information technology systems to support future growth and development of our restaurant operations. From time to time we also evaluate programs that, if adopted, would require us to make additional capital expenditures, some of which may be material. Capital expenditures would be managed to balance liquidity and working capital needs with any extraordinary expenses and capital expenditures, taking into account any additional resources such as borrowings under existing or future credit arrangements. Capital expenditures for 2011 are expected to be between $13 million and $15 million.

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

Net cash provided by operating activities was $3.7 million in the twenty-six week period ended June 29, 2011, compared to net cash provided by operating activities of $4.8 million in the twenty-six week period ended June 26, 2010. The decrease in cash provided by operating activities primarily relates to $1.8 million incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives as compared to the comparable period in the prior year. Guests pay for food and beverage purchases at the time of sale in cash or by credit card, which are converted to cash within a few business days. Our primary uses of cash are for inventory purchases, labor and occupancy which closely approximate the cash basis of accounting as these items are settled in cash within a short period of time.

Cash Flow from Investing Activities

Net cash used in investing activities in the twenty-six week period ended June 29, 2011 was $2.0 million and consisted of capital expenditures. Cash was used primarily for equipment purchases and to upgrade existing restaurants.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.1 million in the twenty-six week period ended June 29, 2011 and consisted primarily of net payments on our revolving credit facility. We utilize our revolving credit facility to fund capital expenditures as well as fund our ongoing operations.

We have a $40 million revolving credit facility, with an additional $20 million available at our request if specified conditions are met. As of June 29, 2011, the outstanding balance on our revolving credit facility was $3.0 million at an effective interest rate of 3.9% and we had maximum exposure under standby letters of credit of $2.8 million. As of June 29, 2011, there was $34.2 million available for future borrowings under the credit facility. Under the revolving credit facility agreement, we are subject to certain financial covenants. We were in compliance with these covenants as of June 29, 2011.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of June 29, 2011 we had not repurchased any shares.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 29, 2011.

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

Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal 2008, we initiated litigation to contest the insurer’s conclusion. The amount of claims currently in dispute with our insurer is $2.0 million which represents costs we already incurred in which we are seeking to recover. We have accounted for the litigation with our insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and determined that no liability should be recorded at this time.

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

We adopted a Stockholder Rights Plan during the quarter, and this Plan could have a negative short-term effect on the price of our common stock.

We adopted a Stockholder Rights Plan which is designed to provide an orderly process of evaluating the most favorable course to be taken to realize a fair value for stockholders in the event of an offer to acquire the company. It is possible that this Plan could discourage potential acquisition proposals and could delay or prevent a change in control of our company. While this deterrent could adversely affect the short-term price of our common stock and make it difficult to remove or replace members of the board of directors or management during the process of evaluating any offer to acquire the company, the Plan is expected to assist the Board in adopting the most favorable outcome for stockholders.

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

As of June 29, 2011, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, 14 in California, and seven in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity or events outside of our control regarding any of our restaurants in these areas could have a material adverse effect on our business and operations.

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

Moreover, we have budgeted significant capital expenditures toward enhancing our restaurant portfolio. A significant majority of those investments are targeting upgrades to individual properties based upon a variety of factors, with a goal of enhancing the dining experience, growing our customer base and traffic counts, and improving per-site revenues. Some of these projects will require the temporary closure of individual restaurants, which will eliminate revenues for the affected sites for a period of time. If one or more site closures are longer than expected, our revenues for such sites are likely to fall short of our expectations for those sites. Any of these potential outcomes, alone or in combination, may materially and adversely affect our financial condition, results of operations or cash flows.

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

On April 18, 2011, our board of directors unanimously adopted a Stockholders Rights Plan dated April 18, 2011, between our Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”) in order to restrict the accumulation in excess of 15% of our common stock by a stockholder whose interest may not be aligned with the best interest of our other stockholders. The Rights Plan requires any party seeking to acquire 15% or more of our outstanding common stock to obtain the approval of our board of directors or else the rights held by stockholders other than the acquiror become exercisable for common stock, or common stock of the acquiror, at a discounted price that would significantly dilute the acquiror’s position and likely make the acquisition prohibitively expensive. The Rights Plan terminates on April 18, 2012, and has been tailored in a manner that our board of directors believes appropriately protects stockholders by providing the board of directors leverage to resist disadvantageous acquisition proposals and to oversee on orderly sale process and broad evaluation of strategic alternatives, while at the same time avoiding excessive anti-takeover protections that ultimately may adversely impact stockholder value. However, there can be no assurance that the adoption of the Rights Plan will not result in litigation against us.

Before noon on April 4, 2011, the day that LSRI Holdings announced that it was commencing a tender offer, no fewer than three self-described “stockholder rights” law firms had announced “investigations” into our board of directors’ response to the proposed tender offer. In a number of analogous situations in the past, stockholders represented by such firms have brought lawsuits against companies and boards of directors, often claiming that a defendant or group of defendants should have acted in a manner differently than they actually acted, and that in so doing, they breached some duty that resulted in harm to the stockholders. Our Company’s board of directors believes that it has behaved properly and that it has relied appropriately upon the advice of legal counsel, financial advisors and other professionals in responding to the tender offer, and it would expect to defend any such lawsuits vigorously. Moreover, we maintain insurance covering a substantial portion of any such risks. However, there can be no assurance that any such litigation will not result in additional and uninsured costs or that such actions, alone or in combination with other factors, will not divert our attention in a manner that results in an adverse impact upon our financial condition, results of operations, or cash flows.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 17, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended June 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: August 8, 2011