Form 10-Q
period 2011-09-28
McCormick & Schmicks Seafood Restaurants Inc.
filed 2011-11-07
CIK 1288741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2011

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

There were 14,889,523 shares of common stock outstanding as of November 1, 2011.

MCCORMICK & SCHMICK’S SEAFOOD RESTAURANTS, INC.

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 28, 2011 (unaudited) and December 29, 2010	1

	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 28, 2011 and September 25, 2010 – Unaudited	2

	Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended September 28, 2011 and September 25, 2010 – Unaudited	3

	Notes to Condensed Consolidated Financial Statements – Unaudited	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	26

Signatures		27

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

McCormick & Schmick’s Seafood Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 28, 2011	December 29, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,730	$5,796
Trade accounts receivable, net	6,326	6,818
Tenant improvement allowance receivables	8	124
Income tax receivable	387	547
Inventories	5,438	5,972
Prepaid expenses and other current assets	3,849	3,361

Total current assets	24,738	22,618
Property and equipment, net	121,564	129,436
Other assets	7,094	5,760

Total assets	$153,396	$157,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,212	$15,329
Accrued expenses	24,289	25,381
Deferred income taxes	699	712

Total current liabilities	41,200	41,422
Revolving credit facility	7,000	4,000
Capital lease obligations	3,349	3,307
Deferred income taxes	1,621	1,549
Other long-term liabilities	35,917	37,132

Total liabilities	89,087	87,410
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100 authorized, no shares issued and outstanding at September 28, 2011 and December 29, 2010	—	—
Common stock, $0.001 par value, 120,000 shares authorized, 14,890 and 14,835 shares issued and outstanding at September 28, 2011 and December 29, 2010, respectively	15	15
Additional paid-in-capital	149,765	149,390
Accumulated other comprehensive income	20	335
Accumulated deficit	(85,491)	(79,336)

Total stockholders’ equity	64,309	70,404

Total liabilities and stockholders’ equity	$153,396	$157,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations—Unaudited

(In thousands, except per share data)

	For the Thirteen Week Period Ended		For the Thirty-Nine Week Period Ended
	September 28, 2011	September 25, 2010	September 28, 2011	September 25, 2010
Revenues	$81,363	$84,900	$254,071	$259,455
Restaurant operating costs:
Food and beverage	24,011	24,550	75,251	77,230
Labor	28,613	27,779	86,990	85,339
Operating	12,851	13,063	39,342	38,516
Occupancy	8,959	9,723	27,304	28,268

Total restaurant operating costs	74,434	75,115	228,887	229,353
General and administrative expenses	4,792	4,088	16,194	13,819
Restaurant pre-opening costs	245	93	267	1,226
Depreciation and amortization	3,593	3,955	10,718	11,614
Impairment, restructuring and other charges	—	—	2,499	—

Total costs and expenses	83,064	83,251	258,565	256,012

Operating income (loss)	(1,701)	1,649	(4,494)	3,443
Interest expense, net	330	430	983	1,236

Income (loss) before income taxes	(2,031)	1,219	(5,477)	2,207
Income tax expense	477	183	678	327

Net income (loss)	$(2,508)	$1,036	$(6,155)	$1,880

Basic net income (loss) per share	$(0.17)	$0.07	$(0.41)	$0.13
Diluted net income (loss) per share	$(0.17)	$0.07	$(0.41)	$0.13
Shares used in per share calculations:
Basic	14,870	14,814	14,844	14,802
Diluted	14,870	14,908	14,844	14,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows—Unaudited

(In thousands)

	For the Thirty-Nine Week Period Ended
	September 28, 2011	September 25, 2010
Cash flows from operating activities:
Net income (loss)	$(6,155)	$1,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,718	11,614
Loss on disposition of assets	353	25
Deferred income taxes	(9)	241
Share-based compensation	382	603
Impairment, restructuring and other charges	2,496	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	483	2,298
Tenant improvement allowance receivables	116	204
Income tax receivable	424	(427)
Inventories	477	21
Prepaid expenses and other current assets	(491)	(808)
Accounts payable	720	(3,492)
Accrued expenses	(1,303)	(6,891)
Other long-term liabilities	(188)	1,851

Net cash provided by operating activities	8,023	7,119

Cash flows from investing activities:
Purchase of property and equipment	(8,305)	(9,154)
Disposition of property and equipment	402	—
Change in other assets	147	(492)

Net cash used in investing activities	(7,756)	(9,646)

Cash flows from financing activities:
Borrowings made on revolving credit facility	61,000	71,500
Payments made on revolving credit facility	(58,000)	(72,500)
Net change in capital lease and note payable obligations	77	55
Deemed landlord financing payments	(260)	(260)

Net cash provided by (used in) financing activities	2,817	(1,205)

Effect of exchange rate changes	(150)	57

Increase (decrease) in cash and cash equivalents	2,934	(3,675)
Cash and cash equivalents:
Beginning of period	5,796	8,623

End of period	$8,730	$4,948

Supplemental Cash Flow Information:
Cash paid for interest	$334	$698
Cash paid (received) for income taxes, net of refunds	$(303)	$424
Non-cash financing	$(1,800)	$481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

McCormick & Schmick’s Seafood Restaurants, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

1. The Business and Organization

McCormick & Schmick’s Seafood Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) is a leading national seafood restaurant operator in the affordable upscale dining segment and, as of September 28, 2011, operated 92 restaurants including 85 restaurants in 25 states throughout the United States, including one pursuant to a management agreement, and seven restaurants under The Boathouse Restaurant name in the greater Vancouver, British Columbia area. The Company has aggregated its operations into one reportable segment.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial statements have been included. Operating results for the thirteen and thirty-nine week period ended September 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2011. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

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

The condensed consolidated balance sheet at December 29, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10–K for the fiscal year ended December 29, 2010.

3. Share-Based Compensation

Share-based compensation expense was $0.1 million and $0.2 million for the thirteen week periods ended September 28, 2011 and September 25, 2010, respectively, and $0.4 million and $0.6 million for the thirty-nine week periods ended September 28, 2011 and September 25, 2010, respectively, which related to employee stock options and restricted stock awards.

4. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the thirteen and thirty-nine week periods ended September 28, 2011 and September 25, 2010 were as follows (in thousands):

	Thirteen week period ended		Thirty-nine week period ended
	September 28, 2011	September 25, 2010	September 28, 2011	September 25, 2010
Net income (loss)	$(2,508)	$1,036	$(6,155)	$1,880
Other comprehensive income (loss) – foreign currency translation	(555)	138	(315)	210

Total comprehensive income (loss)	$(3,063)	$1,174	$(6,470)	$2,090

5. Related Party Transactions

The Company leases certain properties from landlords deemed to be related parties of the Company pursuant to Item 404(a) of Regulation S-K, promulgated pursuant to the Securities and Exchange Act of 1934, as amended. Total rent paid to these landlords was $0.1 million and $0.3 million for the thirteen week period ended September 28, 2011 and September 25, 2010, respectively, and $0.3 million and $0.7 million for the thirty-nine week periods ended September 28, 2011 and September 25, 2010, respectively.

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

	Thirteen week period ended		Thirty-nine week period ended
	September 28, 2011	September 25, 2010	September 28, 2011	September 25, 2010
Shares used for basic net income (loss) per share	14,870	14,814	14,844	14,802
Dilutive effect of stock options and restricted stock	—	94	—	120

Shares used for diluted net income (loss) per share	14,870	14,908	14,844	14,922

Shares not included in dilutive per share calculations because they were antidilutive	467	386	383	284

8. Impairment, Restructuring and Other Charges

A summary of impairment, restructuring and other charges are as follows:

	For the Thirteen Week Period Ended		For the Thirty-Nine Week Period Ended
	September 28, 2011	September 25, 2010	September 28, 2011	September 25, 2010
Impairment	$—	$—	$2,858	$—
Restructuring and other charges	—	—	(359)	—

Total	—	—	$2,499	—

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

During the second quarter of 2011, the Company experienced a triggering event for an impairment evaluation for long-lived assets. The triggering event that resulted in the second quarter impairment evaluation included the continued difficult economic environment which was disproportionately affecting certain restaurants, coupled with the shortfall of anticipated second quarter improvements for those restaurants, which ultimately led to the lowering of future anticipated results for the affected restaurants. The Company recorded an impairment charge of $2.9 million including the impairment of fixtures, equipment and leasehold improvements at three restaurants during the second quarter of 2011. There was no triggering event during the third quarter of 2011.

Restructuring and other charges

During the second quarter of 2011, the Company strategically closed three restaurants. One of the restaurants was owned by the Company and was sold for $0.4 million in cash and a $1.8 million two year note receivable. Two restaurants were operated under lease agreements which were assigned to other parties. The closing of these restaurants resulted in the release of deferred rent credits of $0.8 million associated with these locations, partially offset by costs associated with closing these restaurants and other termination benefits paid to employees. The result was a net credit of $0.4 million for the thirty-nine week period ended September 28, 2011.

9. Revolving Credit Facility

As of September 28, 2011, the outstanding balance on the Company’s revolving credit facility was $7.0 million and the Company had maximum exposure under standby letters of credit of $2.8 million.

On November 1, 2011, the existing revolving credit facility was amended. In conjunction with the amendment, the availability under the facility was reduced from $40.0 million to $25.0 million. The amended facility also makes certain financial covenants less restrictive and redefines “Consolidated EBITDA” for any fiscal period through the first quarter of fiscal year 2012 by adding to that amount certain one-time charges consisting of advisory, legal, bonus and other similar expenses incurred in connection with the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives of up to $4.0 million.

10. Recent Developments

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

On May 2, 2011, the Company’s board of directors announced that it had determined to engage in a sale process as well as a broad evaluation of the Company’s other strategic alternatives, with the assistance of its financial and legal advisors, to enhance value for all of the Company’s stockholders. In addition, the Company’s board of directors announced that management will continue to refine and execute the Company's previously announced strategic revitalization plan.

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

Since the commencement of the evaluation of strategic alternatives, numerous other confidentiality agreements were entered into with numerous parties, all of which contain terms similar to the agreement with Landry’s.

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

OVERVIEW

Our company was founded in 1972 with our acquisition of Jake’s Famous Crawfish in Portland, Oregon. As of September 28, 2011 we have expanded our restaurant base to 92 restaurants, including one restaurant operated pursuant to a management agreement and seven restaurants operating in Canada under The Boathouse Restaurant name.

We offer our guests a daily-printed menu in most of our locations, with a broad selection of affordable, quality fresh seafood in an upscale environment, serviced by knowledgeable and professional management and staff. Our revenues are generated by sales at our restaurants, including banquets.

We utilize a broad-based marketing approach to drive guest traffic, which includes in-house marketing campaigns, including our preferred guest program and e-marketing programs. We have successfully grown our preferred guest program to over 120,000 primary members and over 90,000 secondary members since its inception in 2006, and our online marketing e-mail club database includes over 420,000 members.

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

We have now successfully completed the first six of the seven remodel projects we had planned for 2011 as part of our strategic revitalization project. Based on early sales results at these locations, we are on track for these projects to generate return on investments above the 20% hurdle rate that we previously discussed.

FINANCIAL PERFORMANCE OVERVIEW

The following are highlights of our financial performance for the thirteen week period ended September 28, 2011 compared to the thirteen week period ended September 25, 2010:

•	Revenues of $81.4 million for Q3 2011 down from $84.9 million for Q3 2010

•	Comparable restaurant sales decreased 1.0% from Q3 2010 to Q3 2011

•	Operating loss of $1.7 million for Q3 2011 versus operating income of $1.6 million for Q3 2010

•	Net loss of $2.5 million for Q3 2011 versus net income of $1.0 million for Q3 2010

•	Diluted net loss per share of $0.17 for Q3 2011 versus diluted net income of $0.07 per share for Q3 2010

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

RESULTS OF OPERATIONS: Thirteen week period ended September 28, 2011 compared to thirteen week period ended September 25, 2010

	Thirteen week period ended(1)
	September 28, 2011		September 25, 2010
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$81,363	100.0%	$84,900	100.0%
Restaurant operating costs:
Food and beverage	24,011	29.5	24,550	28.9
Labor	28,613	35.2	27,779	32.7
Operating	12,851	15.8	13,063	15.4
Occupancy	8,959	11.0	9,723	11.5

Total restaurant operating costs	74,434	91.5	75,115	88.5
General and administrative expenses	4,792	5.9	4,088	4.8
Restaurant pre-opening costs	245	0.3	93	0.1
Depreciation and amortization	3,593	4.4	3,955	4.7

Total costs and expenses	83,064	102.1	83,251	98.1

Operating income (loss)	(1,701)	(2.1)	1,649	1.9
Interest expense, net	330	0.4	430	0.5

Income (loss) before income tax expense	(2,031)	(2.5)	1,219	1.4
Income tax expense	477	0.6	183	0.2

Net income (loss)	$(2,508)	(3.1)%	$1,036	1.2%

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Thirteen Week Period Ended		Dollar Change	% Change
(Dollars in thousands)	September 28, 2011	September 25, 2010
Revenues	$81,363	$84,900	$(3,537)	(4.2)%
Restaurant operating costs:
Food and beverage	$24,011	$24,550	$(539)	(2.2)%
Labor	28,613	27,779	834	3.0%
Operating	12,851	13,063	(212)	(1.6)%
Occupancy	8,959	9,723	(764)	(7.9)%

Total restaurant operating costs	$74,434	$75,115	$(681)	(0.9)%

	Thirteen Week Period Ended
	September 28, 2011	September 25, 2010
Store operating weeks	1,170	1,235
Number of company owned restaurants at the end of the period	91	95

Revenues

Our revenues are derived primarily from food and beverage sales.

Revenues decreased $3.5 million, or 4.2% to $81.4 million in the thirteen week period ended September 28, 2011, compared to $84.9 million in the comparable period of 2010. The decrease in revenues was primarily attributable to a 1.0% decrease in comparable restaurant sales and a decrease in store operating weeks due to four fewer restaurants in operation compared to the same period of 2010.

Income from gift card breakage was $0.1 million for the thirteen week period ended September 28, 2011 and $0.3 million in the comparable period of 2010.

Food and Beverage Costs

Food and beverage costs include the cost of all food and beverage utilized in our restaurant operations.

Food and beverage costs decreased $0.5 million or 2.2%, to $24.0 million in the thirteen week period ended September 28, 2011, compared to $24.6 million in the comparable period of 2010. The decrease in food and beverage costs was primarily due to lower restaurant sales. The increase in food and beverage costs as a percentage of revenues was primarily due to the impact of higher commodity costs.

Labor Costs

Labor costs include salaries and wages and related payroll costs for employees engaged in the direct operations of the restaurants.

Labor costs increased $0.8 million or 3.0%, to $28.6 million in the thirteen week period ended September 28, 2011, compared to $27.8 million in the comparable period of 2010. The increase in labor costs in dollars and as a percentage of revenue was primarily related to compensation related adjustments in the prior year and the investment in our service and hospitality initiative during the thirteen week period ended September 28, 2011 compared to the same period of 2010.

Operating Costs

Operating costs consist primarily of various restaurant-level costs such as repairs and maintenance, janitorial, utilities, business taxes, marketing and advertising, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing expenses will vary.

Operating costs decreased $0.2 million or 1.6%, to $12.9 million in the thirteen week period ended September 28, 2011, compared to $13.1 million in the comparable period of 2010. The decrease in operating costs primarily relates to a decrease in marketing related expenses.

Occupancy Costs

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges and property taxes.

Occupancy costs decreased $0.8 million or 7.9%, to $9.0 million in the thirteen week period ended September 28, 2011, compared to $9.7 million in the comparable period of 2010. The decrease in occupancy costs primarily relates to four fewer units in operation compared to the same period of 2010, a decrease in percentage rent due a decline in revenue and a decrease in deferred rent expense due to previously impaired restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs and Depreciation and Amortization

	Thirteen Week Period Ended		Dollar Change	% Change
(Dollars in thousands)	September 28, 2011	September 25, 2010
General and administrative expenses	$4,792	$4,088	$704	17.2%
Restaurant pre-opening costs	245	93	152	*
Depreciation and amortization	3,593	3,955	(362)	(9.2)%

*	Not meaningful

General and Administrative Expenses

General and administrative expenses consist of expenses associated with corporate administrative functions that support development and restaurant operations including management and staff compensation, employee benefits, travel, legal fees, professional fees and technology expense.

General and administrative expenses increased $0.7 million or 17.2%, to $4.8 million in the thirteen week period ended September 28, 2011, compared to $4.1 million in the comparable period of 2010. The increase in general and administrative expenses is primarily due to $0.8 million incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company's other strategic alternatives.

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

We incurred $0.2 million in restaurant pre-opening costs for the thirteen week period ended September 28, 2011 related to re-opening of remodeled restaurants and incurred $0.1 million in the comparable period of 2010.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible and other assets.

Depreciation and amortization decreased $0.4 million or 9.2%, to $3.6 million in the thirteen week period ended September 28, 2011, compared to $4.0 million in the comparable period of 2010. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets impaired in fiscal 2010 and 2011.

Operating Income (Loss), Interest Expense, Net, Income Tax Expense and Net Income (Loss)

	Thirteen week period ended		Dollar Change	% Change
(Dollars in thousands)	September 28, 2011	September 25, 2010
Operating income (loss)	(1,701)	1,649	(3,350)	*
Interest expense, net	330	430	(100)	(23.3)%
Income tax expense	477	183	294	*
Net income (loss)	(2,508)	1,036	(3,544)	*

*	Not meaningful

Operating Income (Loss)

Operating income (loss) decreased by $3.4 million to an operating loss of $1.7 million in the thirteen week period ended September 28, 2011, compared to an operating income of $1.6 million in the comparable period of 2010. The decrease was primarily related to a decline in revenue, higher labor costs and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

Interest Expense, Net

Interest expense, net, was $0.3 million for the thirteen week period ended September 28, 2011, compared to $0.4 million in the comparable period of 2010. The decrease is primarily attributed to a decline in the balance of our revolving credit facility compared to the same period of 2010.

Income Tax Expense

Income tax was an expense in the thirteen week period ended September 28, 2011, with an effective tax rate of 23.5%, compared to 15.0% in the comparable period of 2010. The effective tax rate in fiscal 2011 is expected to be affected by the release of a portion of the valuation allowance against deferred tax assets as we project modest taxable income for the fiscal year in certain tax jurisdictions.

Net Income (Loss)

Net income (loss) decreased by $3.5 million to a net loss of $2.5 million in the thirteen week period ended September 28, 2011, compared to a net income of $1.0 million in the comparable period of 2010 primarily due to a decline in revenue, higher labor costs and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

Thirty-nine week Period Ended September 28, 2011 Compared to Thirty-nine week Period Ended September 25, 2010

The following are results of our financial performance for the thirty-nine week period ended September 28, 2011 compared to the thirty-nine week period ended September 25, 2010:

•	Revenues of $254.1 million versus $259.5 million

•	Comparable restaurant sales decreased 2.3% from the same period last year

•	Operating loss of $4.5 million versus operating income of $3.4 million

•	Net loss of $6.2 million versus $1.9 million net income

•	Diluted net loss per share of $0.41 per share versus diluted net income of $0.13 per share

	Thirty-nine week period ended(1)
	September 28, 2011		September 25, 2010
(dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$254,071	100.0%	$259,455	100.0%
Restaurant operating costs:
Food and beverage	75,251	29.6	77,230	29.8
Labor	86,990	34.2	85,339	32.9
Operating	39,342	15.5	38,516	14.8
Occupancy	27,304	10.7	28,268	10.9

Total restaurant operating costs	228,887	90.1	229,353	88.4
General and administrative expenses	16,194	6.4	13,819	5.3
Restaurant pre-opening costs	267	0.1	1,226	0.5
Depreciation and amortization	10,718	4.2	11,614	4.5
Impairment, restructuring and other charges	2,499	1.0	—	—

Total costs and expenses	258,565	101.8	256,012	98.7

Operating income (loss)	(4,494)	(1.8)	3,443	1.3
Interest expense, net	983	0.4	1,236	0.5

Income (loss) before income taxes	(5,477)	(2.2)	2,207	0.9
Income tax expense	678	0.3	327	0.1

Net income (loss)	$(6,155)	(2.4)%	$1,880	0.7%

(1)	Percentages may not add due to rounding.

Revenues and Restaurant Operating Costs

	Thirty-nine week period ended		Dollar Change	% Change
(dollars in thousands)	September 28, 2011	September 25, 2010
Revenues	$254,071	$259,455	$(5,384)	(2.1)%
Restaurant operating costs:
Food and beverage	$75,251	$77,230	$(1,979)	(2.6)%
Labor	86,990	85,339	1,651	1.9%
Operating	39,342	38,516	826	2.1%
Occupancy	27,304	28,268	(964)	(3.4)%

Total restaurant operating costs	$228,887	$229,353	$(466)	(0.2)%

	Thirty-nine week period ended
	September 28, 2011	September 25, 2010
Store operating weeks	3,620	3,653
Number of company owned restaurants at the end of the period	91	95

Revenues

Revenues decreased $5.4 million, or 2.1%, to $254.1 million in the thirty-nine week period ended September 28, 2011, compared to $259.5 million in the comparable period of 2010. The decrease in revenues was primarily attributable to a 2.3% decrease in comparable restaurant sales and a decrease in store operating weeks due to fewer restaurants in operation compared to the same period of 2010.

Income from gift card breakage was $0.3 million for the thirty-nine week period ended September 28, 2011 and in the comparable period of 2010.

Food and Beverage Costs

Food and beverage costs decreased $2.0 million, or 2.6%, to $75.3 million in the thirty-nine week period ended September 28, 2011, compared to $77.2 million in the comparable period of 2010. The decrease in food and beverage costs was primarily due to lower restaurant sales. The decrease in food and beverage costs as a percentage of revenues was primarily due to proactive management of these costs despite an increase in commodity costs.

Labor Costs

Labor costs increased $1.7 million, or 1.9%, to $87.0 million in the thirty-nine week period ended September 28, 2011, compared to $85.3 million in the comparable period of 2010. The increase in labor costs was primarily related to our new restaurants, net of closed restaurants and as a result of the investment in our service and hospitality initiative during the thirty-nine week period ending September 28, 2011 compared to the comparable period of 2010.

Operating Costs

Operating costs increased $0.8 million, or 2.1%, to $39.3 million in the thirty-nine week period ended September 28, 2011, compared to $38.5 million in the comparable period of 2010. The increase in operating costs primarily relates to an increase in marketing, utilities and supplies expense during the thirty-nine week period ending September 28, 2011 compared to the comparable period of 2010.

Occupancy Costs

Occupancy costs decreased $1.0 million, or 3.4%, to $27.3 million in the thirty-nine week period ended September 28, 2011, compared to $28.3 million in the comparable period of 2010. The decrease in occupancy costs primarily relates to fewer units in operation compared to the same period of 2010, a decrease in percentage rent due a decline in revenue and a decrease in deferred rent expense due to previously impaired restaurants.

General and Administrative Expenses, Restaurant Pre-Opening Costs, Depreciation and Amortization and Impairment, Restructuring and Other Charges

	Thirty-nine week Period ended		Dollar Change	% Change
(dollars in thousands)	September 28, 2011	September 25, 2010
General and administrative expenses	$16,194	$13,819	$2,375	17.2%
Restaurant pre-opening costs	267	1,226	(959)	*
Depreciation and amortization	10,718	11,614	(896)	(7.7)%
Impairment, restructuring and other charges	2,499	—	2,499	*

*	Not meaningful

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 17.2%, to $16.2 million in the thirty-nine week period ended September 28, 2011, compared to $13.8 million in the comparable period of 2010. The increase in general and administrative expenses is primarily due to $2.6 million incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

Restaurant Pre-Opening Costs

We incurred $0.3 million of restaurant pre-opening costs in the thirty-nine week period ended September 28, 2011 related to the re-opening of remodeled restaurants, compared to $1.2 million in the comparable period of 2010 related to the opening of three new restaurants.

Depreciation and Amortization

Depreciation and amortization decreased $0.9 million, or 7.7%, to $10.7 million in the thirty-nine week period ended September 28, 2011, compared to $11.6 million in the comparable period of 2010. The decrease in depreciation and amortization was primarily due to the reduction of expense attributable to assets written down in fiscal 2010 and 2011.

Impairment, Restructuring and Other Charges

Impairment, restructuring and other charges of $2.5 million in the thirty-nine week period ended September 28, 2011 primarily related to a $2.9 million impairment charge of fixtures, equipment and leasehold improvements at three restaurants.

Operating Income (Loss), Interest Expense, Net, Income Tax Expense and Net Income (Loss)

	Thirty-nine week period ended		Dollar Change	% Change
(dollars in thousands)	September 28, 2011	September 25, 2010
Operating income (loss)	$(4,494)	$3,443	$(7,937)	*
Interest expense, net	983	1,236	(253)	(20.5%)
Income tax expense	678	327	351	*
Net income (loss)	(6,155)	1,880	(8,035)	*

*	Not meaningful

Operating Income (Loss)

Operating income (loss) decreased by $7.9 million to an operating loss of $4.5 million in the thirty-nine week period ended September 28, 2011, compared to operating income of $3.4 million in the comparable period of 2010. The decrease was primarily related to a decline in revenue, high labor and operating costs, impairment charges and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

Interest Expense, Net

Interest expense, net, was $1.0 million for the thirty-nine week period ended September 28, 2011, compared to $1.2 million in the comparable period of 2010. The decrease is primarily attributed to a decline in the balance of our revolving credit facility.

Income Tax Expense

Income tax was an expense in the first thirty-nine weeks of fiscal 2011 with an effective tax rate of 12.4%, compared to 14.8% in the comparable period of 2010. The effective tax rate in fiscal 2011 is expected to be affected by the release of a portion of the valuation allowance against deferred tax assets as we project modest taxable income for the fiscal year in certain tax jurisdictions.

Net Income (Loss)

Net income (loss) decreased by $8.0 million to a net loss of $6.2 million in the thirty-nine week period ended September 28, 2011, compared to net income of $1.9 million in the comparable period of 2010. The decrease is primarily due to a decline in revenue, higher labor and operating costs, impairment charges and costs incurred related to the unsolicited tender offer, potential sale process and broad evaluation of the Company’s other strategic alternatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs have been for restaurant construction, restaurant acquisition, working capital and general corporate purposes, including payments under our credit facility. Our main sources of cash have been net cash provided by operating activities, borrowings under our credit facility and cash from tenant improvement allowances. The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows.

	Thirty-nine week Period Ended
(Dollars in thousands)	September 28, 2011	September 25, 2010
Net cash provided by operating activities	$8,023	$7,119
Net cash used in investing activities	(7,756)	(9,646)
Net cash provided by (used in) financing activities	2,817	(1,205)
Effect of exchange rate changes on cash and cash equivalents	(150)	57

Net increase (decrease) in cash and cash equivalents	$2,934	$(3,675)

For much of our history, we have successfully operated with a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital because we are able to sell many of our food inventory items before payment is due to our suppliers. Credit card receivables, our primary type of receivable, are collected within a few business days of a guest’s payment by credit card. We have operated successfully with levels of working capital deficit similar to the deficit as of September 28, 2011 as this level does not fluctuate greatly from year to year. For the reasons stated above, we believe this is the appropriate level to support our operations. Funds available from revenues not needed immediately for working capital purposes historically have been used for capital expenditures or to repay debt.

We had a working capital deficit of $16.5 million at September 28, 2011, compared to $18.8 million at December 29, 2010 and our current ratio was 0.60 at September 28, 2011, compared to 0.55 at December 29, 2010. We utilize our credit facility to cover working capital shortfalls by drawing on our facility daily as needed and then repaying promptly as funds become available.

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

We believe the net cash provided by operating activities and funds available from our revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, our revitalization plan and pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next 12 month period. However, circumstances could change, perhaps significantly, if the economy does not improve or worsens. In addition, our revitalization plan will require the temporary closure of individual restaurants, which will eliminate revenues for the affected sites for a period of time. If one or more site closures are longer than expected, our revenues and cash flow from operations for such sites are likely to fall short of our expectations for those sites.

Cash Flow from Operating Activities

Net cash provided by operating activities was $8.0 million in the thirty-nine week period ended September 28, 2011, compared to net cash provided by operating activities of $7.1 million in the thirty-nine week period ended September 25, 2010. The increase in cash provided by operating activities primarily relates to the timing of payroll payments offset by a decrease in net income compared to the same period in the prior year. Guests pay for food and beverage purchases at the time of sale in cash or by credit card, which are converted to cash within a few business days. Our primary uses of cash are for inventory purchases, labor and occupancy which closely approximate the cash basis of accounting as these items are settled in cash within a short period of time.

Cash Flow from Investing Activities

Net cash used in investing activities in the thirty-nine week period ended September 28, 2011 was $7.8 million and consisted of capital expenditures. Cash was used primarily for equipment purchases and to upgrade existing restaurants.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2.8 million in the thirty-nine week period ended September 28, 2011 and consisted primarily of net borrowings on our revolving credit facility. We utilize our revolving credit facility to fund capital expenditures as well as fund our ongoing operations.

As of September 28, 2011, the outstanding balance on our revolving credit facility was $7.0 million at an effective interest rate of 3.7% and we had maximum exposure under standby letters of credit of $2.8 million. As of September 28, 2011, there was $33.0 million available for future borrowings under the credit facility. Under the revolving credit facility agreement, we are subject to certain financial covenants. We were in compliance with these covenants as of September 28, 2011.

On November 1, 2011, our existing revolving credit facility was amended. In conjunction with the amendment, the availability under the facility was reduced from $40.0 million to $25.0 million. The amended facility also makes certain financial covenants less restrictive and redefines “Consolidated EBITDA” for any fiscal period through the first quarter of fiscal year 2012 by adding to that amount certain one-time charges consisting of advisory, legal, bonus and other similar expenses incurred in connection with the unsolicited tender offer, potential sale process and broad evaluation of the Company's other strategic alternatives of up to $4.0 million.

On July 30, 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Such repurchases may be made from time to time in open market transactions or through privately negotiated transactions. As of September 28, 2011 we had not repurchased any shares.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 28, 2011.

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

Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year, which it believes includes the litigation in California and possibly similar future claims. Furthermore, the insurer has also taken the position that several claims arising in the 2005 through 2008 coverage years are related to certain 2004 claims, and therefore not eligible for coverage. We disagree with this interpretation of the coverage, but have taken this interpretation into account in connection with the accounting for employment claims. In fiscal 2008, we initiated litigation to contest the insurer's conclusion. The amount of claims currently in dispute with our insurer is $2.0 million which represents costs we already incurred in which we are seeking to recover. We have accounted for the litigation with our insurer in accordance with the applicable guidance for accounting for contingencies under GAAP and determined that no liability should be recorded at this time.

Item 1A.	Risk Factors

Financial and Operational Risk Factors

We face risks and uncertainties associated with our previously announced sale process and exploration of strategic alternatives.

In response to an unsolicited tender offer for our common stock, which was announced in March 2011 and withdrawn in July 2011, we announced on May 2, 2011 that we intended to engage in a process to solicit interested buyers for the Company and to engage in a broad evaluation of the Company's strategic alternatives. This process may create instability in our relationships with key employees and vendors and may create concerns or negative impressions among our customers and prospective customers.

The process also has resulted, and we expect that it may continue to result, in our incurring substantial expenses. Since the announcement of the Landry’s tender offer on April 4, 2011, we have incurred fees and expenses of $2.6 million directly related to our response to the Landry’s offer and the ongoing exploration of our strategic alternatives. We expect that these costs will continue, albeit potentially at a reduced level, through the remainder of 2011, thus reducing the capital resources we might otherwise dedicate to the ongoing operation of our business.

Moreover, the sale process and exploration of strategic alternatives imposes significant demands upon our management resources, which among other things may distract our executives and our board of directors from devoting an optimum amount of time, attention and resources to our ongoing business operations.

Further, the process may not result in offers to consummate the sale of the Company on terms acceptable to our board of directors, or at all, and any resulting abandonment of the sale process may result in further volatility in our stock price. Moreover, should the sale process result in an acquisition, the terms of such a transaction may trigger litigation or may include a price lower than our stockholders might anticipate or desire.

These factors, alone or in combination with other circumstances and events, may have a material adverse effect upon our business, results of operations and financial condition.

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

We have adopted a Stockholder Rights Plan, which may have a negative effect on the price of our common stock.

On April 20, 2011, in response to the unsolicited acquisition proposal announced by Landry’s Seafood Restaurants, Inc., our board of directors adopted a Stockholder Rights Plan which is designed to afford our board of directors an adequate opportunity to examine our various strategic alternatives and, if appropriate, to locate a suitable buyer on terms that are fair to and in the best interests of our stockholders. It is possible that this plan could discourage potential acquisition proposals and could delay or prevent a change in control of our company even under circumstances that some stockholders might otherwise find attractive. Further, the adoption or maintenance of this plan may subject us to increased litigation risk in connection with our exploration of alternatives or otherwise.

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

As of September 28, 2011, we operated five restaurants in the Seattle, Washington area, six in the Portland, Oregon area, 14 in California, and seven in the greater Vancouver, British Columbia area; our East Coast restaurants are concentrated in and around Washington, D.C. and Baltimore. As a result, adverse economic conditions, weather and labor markets in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity or events outside of our control regarding any of our restaurants in these areas could have a material adverse effect on our business and operations.

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

We may seek to selectively acquire existing restaurants and integrate them into our business operations. Achieving the expected benefits of any restaurants that we acquire will depend in large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner. The risks involved in such restaurant acquisitions and integration include:

•	Challenges and costs associated with the acquisition and integration of restaurant operations located in markets where we have limited or no experience;

•	Possible disruption to our business as a result of the diversion of management's attention from its normal operational responsibilities and duties; and

•	Consolidation of the corporate, information technology, accounting and administrative infrastructure and resources of the acquired restaurants into our business.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Our primary insurer in 2004 has informed us it believes we have exhausted our insurance coverage with respect to employment claims arising in our 2004 coverage year and that several claims arising in 2005 through 2008 coverage years are related to the 2004 coverage year. We disagree with this interpretation of our coverage, but we have taken this interpretation into account in connection with the charge we have taken related to our settlement of class action claims in California. We may not succeed in our contest of our insurer's conclusion. If we are unsuccessful, and if it is determined that other existing employment claims arose in 2004 and are therefore not covered, our resolution of those claims would be more expensive.

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

On April 18, 2011, our board of directors unanimously adopted a Stockholders Rights Plan dated April 18, 2011, between our Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”) in order to restrict the accumulation in excess of 15% of our common stock by a stockholder whose interest may not be aligned with the best interest of our other stockholders. The Rights Plan requires any party seeking to acquire 15% or more of our outstanding common stock to obtain the approval of our board of directors or else the rights held by stockholders other than the acquiror become exercisable for common stock, or common stock of the acquiror, at a discounted price that would significantly dilute the acquiror’s position and likely make the acquisition prohibitively expensive. The Rights Plan terminates on April 18, 2012, and has been tailored in a manner that our board of directors believes appropriately protects stockholders by providing the board of directors leverage to resist disadvantageous acquisition proposals and to oversee an orderly sale process and broad evaluation of strategic alternatives, while at the same time avoiding excessive anti-takeover protections that ultimately may adversely impact stockholder value. However, there can be no assurance that the adoption of the Rights Plan will not result in litigation against us.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Certificate of Incorporation of McCormick & Schmick’s Seafood Restaurants, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-114977.

3.2	Amended and Restated Bylaws of McCormick & Schmick’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 17, 2009)

10.1	Amendment No. 4 to Amended and Restated Revolving Credit Agreement dated August 2, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 28, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 7, 2011